Form 10QSB
period 1996-06-30
BOREALIS TECHNOLOGY CORP
filed 1996-08-13
CIK 1014767

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended:  June 30, 1996 or

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ________________

Commission file number:  0-28556

                         BOREALIS TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                      88-0238203
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)

     923 Tahoe Blvd., Suite 211
       Incline Village, Nevada                                89451

 (address of principal executive offices)                   (zip code)

       Registrant's telephone number, including area code: (702) 832-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes       No X
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock ("Common Stock"), as of the latest practicable date.

             CLASS                               OUTSTANDING AT JUNE 30, 1996
 Common Stock - par value $0.001                          2,893,457

                         BOREALIS TECHNOLOGY CORPORATION

                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
                    PART I.  FINANCIAL INFORMATION

Item 1              Financial Statements:

                         Condensed Balance Sheets
                         December 31, 1995 and June 30, 1996 (unaudited)                                  3

                         Condensed Statements of Operations (unaudited)
                         three and six months ended June 30, 1995 and 1996                                4

                         Condensed Statements of Cash Flows (unaudited)
                         six months ended June 30, 1995 and 1996                                          5

                         Notes to Condensed Financial Statements (unaudited)                              6

Item 2              Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                   7

                    PART II.  OTHER INFORMATION

Item 6              Exhibits and Reports on Form 8-K                                                     11

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                  June 30           December 31
                                                                     1996               1995
                                                                  -----------------------------
                                                                  (Unaudited)

Assets
Cash and cash equivalents                                        $ 8,095,297          $ 158,840
Accounts receivable                                                   25,698             36,188
Prepaid expenses and deposits                                        124,453              7,080
                                                                 -----------          ---------
  Total current assets                                             8,245,448            202,108

Property and equipment, at cost:                                     631,047            224,172
  Less accumulated depreciation and amortization                    (147,350)           (95,183)
                                                                 -----------          ---------
                                                                     483,697            128,989
                                                                 -----------          ---------
Total assets                                                     $ 8,729,145          $ 331,097
                                                                 ===========          =========

Liabilities and stockholders' deficit
Current liabilities:
  Accounts payable                                               $   192,808          $  82,310
  Accrued employee compensation                                      157,818             75,218
  Notes payable to stockholders                                      971,312            221,311
  Other current liabilities                                          601,858            198,178
                                                                 -----------          ---------
Total current liabilities                                          1,923,796            577,017

Long-term obligations                                                 95,561            353,628

Stockholders' equity
  Preferred stock, $.001 par value
    Authorized shares - 5,000,000
    Issued and outstanding - none                                         --                 --

  Common stock, $.001 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 2,893,457
     and 651,658 at June 30, 1996 and December 31, 1995,
     respectively                                                      2,893                652
  Additional paid-in capital                                       9,540,276            162,471
  Accumulated deficit                                             (2,833,381)          (762,671)
                                                                 -----------          ---------
Total stockholders' equity (deficit)                               6,709,788           (599,548)
                                                                 -----------          ---------

Total liabilities and stockholders' equity                       $ 8,729,145          $ 331,097
                                                                 ===========          =========


            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended                 Six Months Ended
                                               June 30                             June 30
                                       -----------------------            -----------------------
                                       1996               1995            1996               1995
                                       ----               ----            ----               ----

Total revenues                     $    59,839        $ 123,610        $   150,425        $ 341,764

Cost of revenues                        12,098           26,958             45,622           88,602
                                   -----------        ---------        -----------        ---------

Gross profit                            47,741           96,652            104,803          253,162

Operating expenses:
  Sales and marketing                  687,531           50,267            866,024           94,836
  Research and development             402,403          145,922            736,051          259,054
  General and administrative           344,143           52,105            517,974          131,656
                                   -----------        ---------        -----------        ---------
Total operating expenses             1,434,077          248,294          2,120,049          485,546

                                   -----------        ---------        -----------        ---------
Loss from operations                (1,386,336)        (151,642)        (2,015,246)        (232,384)


Interest expense                        38,158            3,838             55,464            5,923
                                   -----------        ---------        -----------        ---------

Net loss                           $(1,424,494)       $(155,480)       $(2,070,710)       $(238,307)
                                   ===========        =========        ===========        =========


Weighted average number of
shares of common stock and
common stock equivalents
outstanding                            751,294          690,944            701,475          690,944
                                   ===========        =========        ===========        =========

 Net loss per share                $     (1.90)       $   (0.23)       $     (2.95)       $   (0.34)
                                   ===========        =========        ===========        =========


            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Six Months Ended June 30
                                                               1996              1995
                                                               ----              ----

OPERATING ACTIVITIES
Net loss                                                   $(2,070,710)       $(238,307)
Adjustments to reconcile net loss to net cash used
  in operating activities:
       Depreciation and amortization                            52,167           23,032
       Common stock issued for compensation                       --              2,598
       Accounts receivable                                      10,490           68,172
       Deposits and prepaid expenses                          (117,373)           2,487
       Accounts payable                                        110,498           32,412
       Other                                                   215,044          (18,791)
                                                           -----------        ---------

Net cash used in operating activities                     (1,799,884)        (128,397)

INVESTING ACTIVITIES
Purchases of property and equipment                           (184,345)          (2,497)
                                                           -----------        ---------
Net cash used in investing activities                       (184,345)          (2,497)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable to
  stockholders                                                 750,000          119,948
Initial public offering costs payable                          142,716               --
Proceeds from sale of common stock, net                      8,352,400               --
Proceeds from issuance of convertible promissory
  notes                                                        675,570               --
                                                           -----------        ---------
Net cash provided by financing activities                    9,920,686          119,948

                                                           -----------        ---------
Net increase (decrease) in cash and cash equivalents         7,936,457          (10,946)
Cash and cash equivalents at beginning of period               158,840           47,436
                                                           -----------        ---------
Cash and cash equivalents at end of period                 $ 8,095,297        $  36,490
                                                           ===========        =========


            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the 1995 financial statements and footnotes thereto included in the Company's Registration Statement (Form SB-2) filed with the Securities and Exchange Commission.

NOTE B - FINANCING

On June 27, 1996, the Company successfully completed its initial public offering. The Company issued 2,000,000 shares of its Common Stock with gross proceeds of $10,000,000. On July 18, 1996, the Company issued 291,050 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of its initial public offering, with gross proceeds of $1,455,250.

NOTE C - LOSS PER COMMON SHARE

Loss per share was computed by dividing the net loss by the weighted average number of shares of Common Stock outstanding. Common Stock equivalents from stock options and warrants are excluded from the computation because their effect is anti-dilutive. The weighted average number of shares of Common Stock and common stock equivalents has been computed in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 83, pursuant to which "cheap stock," as defined, is considered outstanding even if the effect is anti-dilutive. Fully diluted earnings per share are considered equal to primary earnings per share in all periods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analysis contain forward-looking statements regarding future events or the future financial performance of Borealis Technology Corporation ( the "Company" or "Borealis") that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors."

         The Company has experienced a significant decrease in revenues and significant operating losses for each of the three month periods ended March 31, 1996 and June 30, 1996 as a result of the Company's decision to cease sales and marketing of its products, primarily the Company's Salesbase product, to concentrate its efforts on the development of its sales automation product, Arsenal. The Company's revenues in past periods have been generated almost entirely from the sale of products which it no longer sells and consulting services and are, therefore, not meaningful and should not be relied upon in predicting future performance. Although the Company continues to provide product support for such products, this activity is not expected to be meaningful to future operating results following such time, if any, as the Company introduces Arsenal. Due to the recent shift to the development of Arsenal, the Company will derive substantially all of its revenues, if any, from the sale of Arsenal licenses as well as maintenance contracts for Arsenal. The Company does not expect any Arsenal revenues, if ever, until the second half of 1996, at the earliest, and most likely not until the fourth quarter of such year. The preceding statements contain forward looking statements which involve risks and uncertainties; actual results could differ materially from those anticipated in such forward looking statements as a result of certain factors, including those set forth herein in "Risk Factors--Complete Dependence on Product Introduction" and "--Rapid Technological Change; Risk of Product Delays or Defects." There can be no assurance the Company will successfully or timely complete the development of Arsenal, that Arsenal will meet with market acceptance, or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including demand for Arsenal, which has not yet been completed or introduced, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel.

REVENUES:

         Net revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting services. Net revenue decreased from $123,610 to $59,839 in the quarters ended June 30, 1995 and 1996, respectively. This decrease was primarily due to the cessation of sales of the Salesbase product. The majority of the revenues in the quarter ended June 30, 1996 are attributable to the recognition of previously deferred revenue from service contracts, and are not indicative of any new product sales. The Company anticipates that revenues will continue to decrease until the introduction of Arsenal, which is not expected until the second half of 1996, at the earliest, and most likely not until the fourth quarter of such year. The preceding statement contains forward looking statements which involve risks and uncertainties; actual results could differ materially from those anticipated in such forward looking statement as a result of certain factors, including those set forth herein in "Risk Factors - Complete Dependence on Product Introduction" and "--Rapid Technological Change; Risk of Product Delays or Defects."

COST OF REVENUES:

         Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology. The cost of revenues decreased from $26,958 to $12,098 in the quarters ended June 30, 1995 and 1996, respectively, primarily due to cessation of sales of the Salesbase product. The Company believes that the ratio of cost of revenues to revenues is not meaningful in this period or indicative of future results.

OPERATING EXPENSES:

         Operating expenses are comprised of research and development, general and administrative and sales and marketing. Operating expenses increased from $248,294 to $1,434,077 in the quarters ended June 30, 1995 and 1996, respectively. The increase was due primarily to an increase in staffing and expenses associated with the development, sales, and marketing of Arsenal. In particular, the Company has undertaken significant expenses with regard to the marketing of Arsenal, including scheduled appearances at several trade shows, print advertising, and public relations. In addition, the number of the Company's employees has increased from 14 to 42 in such quarters. The Company anticipates that such expenses will continue to increase for the foreseeable future, although the rate of increase is expected to decline. The preceding statement contains forward looking statements which involve risks and uncertainties; actual results could differ materially from those anticipated from those in such forward looking statement as a result of certain factors, including those set forth herein in "Risk Factors."

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended June 30, 1996 the Company financed its operations primarily from $750,000 in loans from stockholders, and financed its purchase of equipment and office furniture through the use of long term leases. A total of $198,603 in new lease commitments were made in the second quarter of 1996.

         On June 27, 1996 the Company completed the public offering of 2,000,000 shares of its Common Stock. The Company received net proceeds of $8,352,400 from such offering, after deducting underwriter's discounts and offering expenses. The Company invested the proceeds from the public offering in investment grade, interest-bearing securities, and has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk.

         Net cash used in operating activities in the second quarter of 1996 was primarily for the development, sales, and marketing costs associated with Arsenal.

         The Company's investing activities have consisted primarily of expenditures for fixed assets, primarily computers and computer related equipment.

         The Company is obligated to pay $100,000 on each of July 15 and October 15, 1996 in connection with a purchase of technology. Otherwise, the Company currently has no significant capital commitments other than commitments under capital leases.

         The Company believes that its current cash and short-term investments balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements for at least the next 12 months. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. Consequently, significant future growth may require the Company to obtain additional equity or debt financing.

         In July, the Company repaid $321,311 of debt, plus interest, to a certain stockholder, and secured a $650,000 bank loan to repay other stockholder debt. In addition, the Company completed the public sale of 291,050 shares of its Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of its initial public offering. The Company received net proceeds of $1,266,067 from such offering after deducting underwriter's discounts and offering expenses.

RISK FACTORS

 Complete Dependence on Anticipated Product Introduction

         In recent periods, the Company ceased sales and marketing activities related to all of its products and shifted its operational and strategic focus to the development of its new product under development, Arsenal, and the establishment of a third-party integrator channel. As a result, the Company will derive substantially all of its revenues, if any, from the sale of Arsenal licenses and maintenance contracts for Arsenal. Consequently, the Company will depend entirely on the successful development, introduction and commercial acceptance of Arsenal. Unless and until Arsenal is introduced and receives market acceptance, the Company will have no material source of revenue. Although the Company has completed much of the development of Arsenal, significant additional development and testing will be required before commercial introduction, which introduction is not expected until the second half of 1996, at the earliest, and most likely not until the fourth quarter of such year. There can be no assurance that Arsenal can be successfully developed and introduced in a timely manner, or at all, or that it will achieve market acceptance. The Company's ability to effectuate the introduction of Arsenal will be substantially dependent on the hiring and training of additional personnel of which there can be no assurance. Commercial acceptance of Arsenal will require the Company to successfully establish additional sales and distribution channels, of which there can be no assurance. Any such failure will have a material adverse effect on the Company's business, financial condition and results of operations. Failure of Arsenal to achieve significant market acceptance and profitability will have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Systems Integrators and Third Party Consultants

         Sales automation software products that address the needs of medium to large-size businesses are typically highly complex and require significant customization that often results in an extensive implementation process. The Company's strategy for implementing Arsenal will be dependent on the utilization of third-party integrators to install, customize and service it. Consequently, third-party integrators will be required to undergo a substantial amount of training to be able to apply the Company's products to the varied needs of the Company's prospective customers. There can be no assurance that the Company's training will be sufficient or that such integrators will be able to provide the level or quality of service required to meet the needs of the Company's prospective customers. The Company will likely be dependent on third-party integrators to complete certain post-delivery obligations prior to the Company's recognition of revenue. Any failure of such integrators to complete such obligations could prevent the Company from recognizing revenue and the failure to so recognize revenue could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to develop or maintain effective, long-term relationships with these integrators, or if such integrators fail to meet the needs of the Company's prospective customers in a timely fashion, or at all, such failure would result in a loss of, or delay in, market acceptance or sales and could result in increased product support costs and an injury to the Company's reputation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company does not plan to enter into or maintain exclusive relationships with third-party integrators and, consequently, such integrators may have existing relationships with, or may undertake new relationships with, the Company's direct competitors. There can be no assurance that such integrators will promote Arsenal effectively, or at all. The failure of the Company to sufficiently incent such integrators will materially and adversely affect the Company's sales of Arsenal which will have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Losses; Quarterly Fluctuations in Performance

         The Company has experienced significant operating losses in each of fiscal 1994 and 1995 and for each of the three months ended March 31, 1996 and June 30, 1996 and expects to incur significant operating losses for the foreseeable future. In recent periods, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company will derive substantially all of its revenues, if any, from the sale of Arsenal licenses and maintenance contracts for Arsenal. The Company does not expect any Arsenal revenues, if ever, until the second half of 1996, at the earliest, and most likely not until the fourth quarter of such year. Moreover, there can be no assurance that the Company will ever achieve profitability.

         In the past, the Company experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. Fluctuations in operating results may result in volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including the level of research and development required to complete Arsenal or any future product enhancements, the extent to which the Company is required to establish and support a third-party integrator channel, announcements by the Company and its competitors, volume and timing of orders received, if any, during the period, the timing of commercial introduction of Arsenal or Arsenal enhancements or competitive products, and the impact of price competition on the Company's average selling prices. Almost all of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the sales automation software market, the Company's failure to introduce Arsenal or any Arsenal enhancements in a timely manner will have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in timing of revenues, if any, will cause significant variations in quarterly results of operations. Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may materially adversely affect the Company's business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of revenues for the quarter. Once commitments for such expenditures are undertaken, the Company may be unable to reduce them quickly if revenues are less than expected. In addition, the Company's sales expectations are based entirely on its internal estimates of future demand. Due to these and other factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Rapid Technological Change; Risk of Product Delays or Defects

         The sales automation software market is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future success depends in large part upon its ability to develop and introduce Arsenal successfully, develop enhancements to Arsenal to address the changing requirements of its customers, educate third-party integrators regarding Arsenal and anticipate or respond to technological advances, competitive products and emerging industry standards and practices in a timely, cost-effective manner. There can be no assurance that the Company will be successful in developing, introducing, marketing and supporting Arsenal or enhancements to Arsenal, if any, or will not experience difficulties that could delay or prevent the successful development, introduction, marketing and support of these products, or that Arsenal and any such product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Delays in the commencement of commercial shipments of Arsenal and delays in enhancements to Arsenal, if any, may result in customer dissatisfaction and delay or loss of product revenue. In addition, there can be no assurance that Arsenal or other future products will meet the requirements of the marketplace or will conform to industry standards and requirements.

         Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. The Company has in the past discovered software defects in its past products that have materially adversely affected its business, financial condition and results of operations. There can be no assurance that, despite testing by the Company and by potential customers, error will not be found in Arsenal, resulting in a loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Description
                  -----------------------------

                  2.1(1)            Agreement and Plan of Merger between
                                    Borealis Corporation, a Nevada corporation,
                                    and Borealis Technology Corporation, a
                                    Delaware corporation, dated June 7, 1996.
                  3.1 (1)           Registrant's Certificate of Incorporation, as currently in effect.
                  3.2 (1)           Registrant's Bylaws, as currently in effect.
                  10.1 (1)          Real Property Lease between  Registrant and Incline Investors Group,  dated June 15,
                                    1995.
                  10.2 (1)          Real Property Sublease between Registrant and U.S. Bank of Nevada, dated
                                    November 7, 1995.
                  10.3 (1)          1994 Stock Plan.
                  10.4 (1)          1996 Stock Plan.
                  10.5 (1)          1996 Director Option Plan.
                  10.6 (1)          Form of Indemnification Agreement.
                  10.7 (1)          Asset License and Purchase Agreement between the Registrant and Sales
                                    Technologies, Inc., dated April 15, 1994.
                  10.8 (1)          Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
                  10.9              Promissory Note between the Registrant and US Bank dated July 11, 1996


                  (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

         (b)      Reports on Form 8-K.


                       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BOREALIS TECHNOLOGY CORPORATION

                                   Registrant

                                   BY:   /s/ Curtis Faith
                                        -----------------------------
                                        Curtis Faith
                                        President
                                        Chief Executive Officer
                                        and Chairman

Dated:  August 12, 1996