Form 10QSB
period 1996-09-30
BOREALIS TECHNOLOGY CORP
filed 1996-11-14
CIK 1014767

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended: September 30, 1996 or

  __ Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

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

                           923 Tahoe Blvd., Suite 211
                           Incline Village, NV 89451

                    (address of principal executive offices)

   Registrant's telephone number, including area code: (702) 832-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


Indicate the number of shares outstanding of each of the issuer's classes of common stock ("Common Stock'), as of the latest practicable date.

                     Class                             Outstanding at
        Common Stock - par value $0.001        September 30, 1996: 3,184,506

                        BOREALIS TECHNOLOGY CORPORATION

                                     INDEX

                                                                    Page No.
           PART I. FINANCIAL INFORMATION

Item 1     Financial Statements:

             Condensed Balance Sheets
             December 31, 1995 and September 30, 1996 (unaudited)       3

             Condensed Statements of Operations (unaudited)
             three and nine months ended September 30, 1995 and 1996    4

             Condensed Statements of Cash Flows (unaudited)
             nine months ended September 30, 1995 and 1996              5

             Notes to Condensed Financial Statements (unaudited)        6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          7

           Risk Factors                                                 9

           PART II. OTHER INFORMATION


Item 6     Exhibits and Reports on Form 8-K                            11


PART 1 - FINANCIAL INFORMATION

                        BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS

                                        December 31,      September 30,
                                            1995              1996
                                       ------------       --------------
                                                           (Unaudited)
                                       ------------       -------------
ASSETS
Current assets:
 Cash and cash equivalents            $    158,840       $   5,957,401
 Accounts receivable                        36,188                 -
 Other current assets                        7,080             174,130
                                      ------------       -------------
   Total current assets                    202,108           6,131,531


Long term investments                             -            650,000

Property and equipment, net of
accumulated depreciation
and amortization                           128,989             654,017
Other assets                                      -             21,500
                                      ------------       -------------
Total assets                          $    331,097       $   7,457,048
                                      ============       =============

LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                     $     82,310       $     123,445
 Accrued employee compensation              75,218             205,880
 Notes payable to stockholders             221,311                 -
 Other current liabilities                 198,178             355,643
                                      ------------       -------------
  Total current liabilities                577,017             684,968

Long-term obligations                      353,628             735,908
                                      ------------       -------------
Total liabilities                          930,645           1,420,876

Stockholders' equity (deficit):
 Common stock, $.001 par value:
  Authorized shares - 10,000,000
  Issued and outstanding shares -
    651,658 and 3,184,506
    at December 31, 1995, and
    September 30, 1996, respectively           652               3,185
 Additional paid-in capital                162,471          10,777,241
 Accumulated deficit                      (762,671)         (4,744,254)
                                      ------------       -------------
Total stockholders' equity (deficit)      (599,548)          6,036,172

Total liabilities and                 ------------       -------------
  stockholders' equity (deficit)        $  331,097         $ 7,457,048
                                      ============       =============




           See accompanying notes to condensed financial statements.

                                     BOREALIS TECHNOLOGY CORPORATION
                                   CONDENSED STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                          Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                       --------------------------     ---------------------------
                                          1995           1996            1995           1996
                                       ---------      -----------     ----------     ------------
Total revenues                         $ 318,142      $    28,621      $ 659,906      $   151,681
Cost of revenues                          96,866           12,951        185,468           58,573
                                       ---------      -----------      ---------      -----------
Gross profit
                                         221,276           15,670        474,438           93,108
Operating expenses:
 Sales and marketing                      51,798          801,386        146,634        1,667,410
 Research and development                126,121          591,529        385,175        1,327,580
 General and administrative               80,258          579,354        211,914        1,069,963
                                       ---------      -----------      ---------      -----------
Total operating expenses                 258,177        1,972,269        743,723        4,064,953
                                       ---------      -----------      ---------      -----------
Loss from operations
                                         (36,901)      (1,956,599)      (269,285)      (3,971,845)
Interest income (expense)                 (5,587)          45,726        (11,510)          (9,738)
                                       ---------      -----------      ---------      -----------
Net loss                               $ (42,488)     $(1,910,873)     $(280,795)     $(3,981,583)
                                       =========      ===========      =========      ===========
Net loss per common share and
common share equivalent                $   (0.06)     $     (0.61)     $   (0.41)     $     (2.55)
                                       =========      ===========      =========      ===========
Weighted average number
of common shares outstanding             690,944        3,130,725        690,944        1,560,567
                                       =========      ===========      =========      ===========

                   See accompanying notes to condensed financial statements.

                        BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                         Nine Months Ended September 30
                                         ------------------------------
                                           1995             1996

                                       -----------        ------------
Operating Activities
Net loss                               $ (280,795)        $(3,981,583)
Adjustments to reconcile net loss to
net cash used in operating activities
 Depreciation and amortization              50,244             93,383
 Common stock issued for compensation        2,598                  -
 Changes in assets and liabilities:
  (Increase) decrease in assets
   Accounts receivable                     (3,882)             36,188
   Deposits and prepaid expenses           (2,913)           (188,550)
  Increase (decrease) in liabilities
   Accounts payable                            458             41,136
   Other liabilities                       136,316              7,101
                                       -----------        ------------
Net cash used in operating activities     (97,974)         (3,992,325)

Investing Activities
Investment in long term certificate
of deposit                                       -           (650,000)
Purchase of property and equipment        (54,919)           (253,030)
                                       -----------        ------------
Net cash used in investing activities     (54,919)           (903,030)

Financing Activities
Proceeds from issuance of notes
payable to stockholders                    119,948            750,000
Repayments of notes payable to
stockholders                             (105,000)           (971,311)
Borrowings of long term line of
credit                                           -            650,000
Proceeds from issuance of convertible
promissory notes                                 -            675,570
Proceeds from sale of common stock,
net                                        120,000          9,589,657
                                       -----------        ------------
Net cash provided by financing
activities                                 134,948         10,693,916
                                       -----------        ------------
Net (decrease) increase in cash and
cash equivalents                          (17,945)          5,798,561
Cash and cash equivalents - beginning
of period                                   47,436            158,840
                                       -----------        ------------
Cash and cash equivalents - end of
period                                 $    29,491       $  5,957,401
                                       ===========       ============




           See accompanying notes to condensed financial statements.

                        BOREALIS TECHNOLOGY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)




Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This includes an adjustment to reduce revenues and general and administrative expense by $27,365 each for the nine months ended September 30, 1996. This adjustment had no effect on the reported loss from operations. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the 1995 financial statements and footnotes thereto included in the Company's Registration Statement (Form SB-2) filed with the Securities and Exchange Commission.

Note B - Financing

On June 27, 1996, the Company successfully completed its initial public offering. The Company issued 2,000,000 shares of its Common Stock with proceeds net of offering expenses and underwriter's discounts of $8,352,400 On July 18, 1996, the Company issued 291,050 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of its initial public offering, with proceeds net of offering expenses and underwriter's discounts of $1,237,257.

Note C - Loss per Common Share

Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents from stock options and warrants are excluded from the computation because their effect is anti-dilutive. The weighted average number of shares of common stock and common stock equivalents has been computed in accordance with Securities and Exchange Commission's Staff Accounting Bulletin No. 83, pursuant to which "cheap stock,' as defined, is considered outstanding even if the effect is anti-dilutive. Fully diluted earnings per share are considered equal to primary earnings per share in all periods presented.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analyses contain forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation (the "Company") that involve risks and uncertainties including, but not limited to, statements related to the expected introduction of Arsenal and the adequacy of the Company's cash reserves.. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and specifically including "Risk Factors;mdComplete Dependence on Anticipated Product Introduction", and "Risk Factors;mdRapid Technological Change; Risk of Product Delays or Defects".

      The Company has experienced a significant decrease in revenues and significant operating losses for the nine month period ended September 30, 1996 as a result of the Company's decision to cease sales and marketing of its previous products in order to concentrate its efforts on the development of its sales automation product, Arsenal. Prior period revenues have been generated almost entirely from the sale of these products it no longer sells and, therefore, should not be used as a predictor of future revenue performance. Although the Company continues to provide product support of such products, this activity is not expected to be meaningful to future operating results. Due to the recent shift to the development of Arsenal, the Company expects to derive substantially all of its revenues, if any, from the sale of Arsenal licenses and affiliated maintenance contracts. However, there can be no assurance the Company will successfully or timely complete the development of Arsenal, that Arsenal will meet with market acceptance, or that the Company will ever achieve profitability.

      The Company's future operating results will depend on many factors, including demand for Arsenal, which has not yet been completed or introduced, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the company to achieve revenue growth in the future will depend on its success in adding, assimilating and retaining a substantial number of direct sales personnel and third party integrators in future periods. Further, any purchase of Arsenal will be discretionary and will generally involve a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled which could have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company has generally recognized and expects to recognize product and license revenue which is not subject to significant obligations upon execution of a licensing agreement and delivery of the software and when collection is deemed probable. Services revenues have been and are expected to be recognized as services are performed while maintenance revenues have been and are expected to be recognized ratably over the term of the support period.

Revenues:

     Net revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting services. Net revenues decreased from $318,142 to $28,621 in the quarters ended September 30, 1995 and 1996, respectively. This decrease was primarily due to the cessation of sales of the Company's previous products. The majority of the revenues in the quarter ended September 30, 1996 are attributable to the recognition of revenue related to maintenance contracts, and are not indicative of any new product sales. Revenues for the nine months ended September 30, 1996 include an adjustment of $27,365. This adjustment was made to properly reflect revenues related to service and maintenance contracts in the second quarter ended June 30, 1996. The Company anticipates that revenues will continue to decrease until the introduction of Arsenal, which is not expected until the fourth quarter of 1996, at the earliest.

Cost of Revenues:

      Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology. The cost of revenues decreased from $96,866 to $12,951 in the quarters ended September 30, 1995 and 1996, respectively, primarily due to the cessation of sales of the Company's previous products. The Company believes that the ratio of cost of revenues to revenues is not meaningful in this period or indicative of future results.

Operating Expenses:

     Operating expenses are comprised of sales and marketing, research and development, and general and administrative expenses. Operating expenses increased from $258,177 to $1,972,269 in the quarters ended September 30, 1995 and 1996, respectively. The increase was due primarily to an increase in staffing and expenses associated with the development, sales and marketing of Arsenal. In particular, the Company has undertaken significant expenses with regard to the marketing of Arsenal, including appearances at several trade shows, print advertising, and public relations. In addition, the number of the Company's employees has increased from 14 to 42 in such quarters. The Company anticipates that such expenses will continue to increase for the foreseeable future.

Liquidity and Capital Resources

     In June, the Company completed an initial public offering of 2,000,000 shares of Common Stock. In July, the Company completed the public sale of an additional 291,050 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of the Company's initial public offering. As a result of these offerings, the Company recorded proceeds of $9.6 million, net of related underwriting discounts and offering expenses. The Company has invested the proceeds from these offerings in investment grade, interest-bearing securities, and has not invested in any derivative securities or other financial instruments that involve a high level of complexity or risk.

      Additional financing activities for the quarter ended September 30, 1996 included $114 thousand in new long term lease commitments to finance purchases of equipment and office furniture and a $650 thousand bank loan secured by an 18 month restricted certificate of deposit. The bank loan was secured to repay certain stockholder debt which was at less favorable terms.

      Over the last nine months the Company used $4.1 million of cash to fund operations. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers, computer related equipment, office furniture and leasehold improvements associated with a new office facility the Company will begin occupying at the end of 1996. Additionally, the Company paid $150 thousand as payment to purchase certain technology to be used in the Company's Arsenal product. A final $100 thousand payment for the purchase of the technology was made in October of 1996.

      The Company believes that its current cash and short-term investment balances will be sufficient to meet its working capital and capital expenditure requirements until the introduction of its Arsenal product. In the event that the introduction or market acceptance of Arsenal is delayed or does not occur, these cash and short-term investment balances may not be adequate to sustain the operations of the Company and may require the Company to obtain additional equity or debt financing. There can be no assurance that such financing will be available to the Company at all, or on terms acceptable to the Company.

Risk Factors

 Complete Dependence on Anticipated Product Introduction

       In recent periods, the Company ceased sales and marketing activities related to all of its products and shifted its operational and strategic focus to the development of its new product under development, Arsenal, and the establishment of a third-party integrator channel. As a result, the Company expects to derive substantially all of its revenues, if any, from the sale of Arsenal licenses and associated maintenance contracts. Consequently, the Company's future performance is highly dependent on the successful development, introduction and commercial acceptance of Arsenal. Unless and until Arsenal is introduced and receives market acceptance, the Company will have no material source of revenue. Although the Company has completed much of the development of Arsenal, significant additional development and testing will be required before commercial introduction, which introduction is not expected until the fourth quarter of 1996, at the earliest. There can be no assurance that Arsenal can be successfully developed and introduced in a timely manner, or at all, or that it will achieve market acceptance. The Company's ability to effectuate the introduction of Arsenal will be substantially dependent on the hiring and training of additional personnel of which there can be no assurance. Commercial acceptance of Arsenal will require the Company to successfully establish additional sales and distribution channels, of which there can be no assurance. Failure of the Company to achieve significant market acceptance of the Arsenal product will have a material adverse effect on the Company's business, financial condition and operating results.

Dependence on Systems Integrators and Third Party Consultants

      Sales automation software products that address the needs of medium to large-size businesses are typically highly complex and require significant customization that often results in an extensive implementation process. The Company's strategy for implementing Arsenal will be dependent on the utilization of third-party integrators to install, customize and service the product. Consequently, third-party integrators will be required to undergo a substantial amount of training to be able to apply the Company's products to the varied needs of the Company's prospective customers. There can be no assurance that the Company's training will be sufficient or that such integrators will be able to provide the level or quality of service required to meet the needs of the Company's prospective customers. The Company will likely be dependent on third-party integrators to complete certain post-delivery obligations prior to the Company's recognition of revenue. Any failure of such integrators to complete such obligations could prevent the Company from recognizing revenue and the failure to so recognize revenue could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to develop or maintain effective, long-term relationships with these integrators, or if such integrators fail to meet the needs of the Company's prospective customers in a timely fashion, or at all, such failure would result in a loss of, or delay in, market acceptance or sales and could result in increased product support costs and an injury to the Company's reputation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Recent Losses; Quarterly Fluctuations in Performance

     The Company has experienced significant operating losses in each of fiscal 1994 and 1995 and for the nine months ended September 30, 1996 and expects to incur significant operating losses for the foreseeable future. In recent periods, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company expects to derive substantially all of its revenues, if any, from the sale of Arsenal licenses and maintenance contracts for Arsenal. The Company does not expect any Arsenal revenues, if ever, until the fourth quarter of 1996, at the earliest. Moreover, there can be no assurance that the Company will ever achieve profitability.

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

     The Company's operating expenses are relatively fixed in the short term. As a result, variations in the timing of the recognition of revenues could cause significant variations in quarterly operating results. Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may materially adversely affect the Company's business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of revenues for the quarter. Once commitments for such expenditures are undertaken, the Company may be unable to reduce them in a timely manner in order to help offset any shortfall in revenues. In addition, the Company's sales expectations are based entirely on its internal estimates of future demand. Due to these and other factors, the Company believes that quarter to quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Rapid Technological Change; Risk of Product Delays or Defects

     The sales automation software market is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future success depends in large part upon its ability to develop and introduce Arsenal successfully, develop enhancements to Arsenal to address the changing requirements of its customers, educate third-party integrators regarding Arsenal and anticipate or respond to technological advances, competitive products and emerging industry standards and practices in a timely, cost-effective manner. There can be no assurance that the Company will be successful in developing, introducing, marketing and supporting Arsenal or enhancements to Arsenal, if any, or will not experience difficulties that could delay or prevent the successful development, introduction, marketing, sale and support of these products, or that Arsenal or any such product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. Delays in the commencement of commercial shipments of Arsenal and delays in enhancements to Arsenal, if any, may result in customer dissatisfaction and delay or loss of product revenue.

      Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. As a result, such software defects can have a materially adverse effect on the financial condition and operating results of the Company. There can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in Arsenal, resulting in a loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

           Exhibit
           Number   Description
           2.1(1)   Agreement and Plan of Merger between Borealis
                    Corporation, a Nevada corporation, and Borealis
                    Technology Corporation, a Delaware corporation,
                    dated June 7, 1996.

           3.1(1)   Registrant's
                    Certificate of Incorporation, as currently in effect.

           3.2(1)   Registrant's Bylaws, as currently in effect.

          10.1(1)   Real Property Lease between Registrant and Incline
                    Investors Group, dated June 15, 1995.

          10.2(1)   Real Property Sublease between Registrant and U.S.
                    Bank of Nevada, dated November 7, 1995.

          10.3(1)   1994 Stock Plan.

          10.4(1)   1996 Stock Plan.

          10.5(1)   1996 Director Option Plan.

          10.6(1)   Form of Indemnification Agreement.

          10.7(1)   Asset License and Purchase
                    Agreement between the Registrant and
                    Sales Technologies, Inc., dated April 15, 1994.

          10.8(1)   Lease between the Registrant and DBB Holdings,
                    Inc., dated June 11, 1996.

          10.9(2)   Promissory Note between the Registrant and
                    US Bank dated July 11, 1996

          _________________________
          (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

          (2) Incorporated by reference to exhibits with Registrant's Quarterly Report on Form 10-QSB filed August 13, 1996.
     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.

                                   SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BOREALIS TECHNOLOGY CORPORATION
                                 Registrant



                                 BY:     /s/ Curtis Faith
                                        Curtis Faith
                                        President
                                        Chief Executive Officer
                                        and Chairman

Dated: November 13, 1996

                          EXHIBIT INDEX


 EXHIBIT NO.                                DESCRIPTION

    27.1                               Financial Data Schedule