Form 10QSB/A
period 1996-06-30
BOREALIS TECHNOLOGY CORP
filed 1996-12-16
CIK 1014767

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No
                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock ("Common Stock"), as of the latest practicable date.

             CLASS                               OUTSTANDING AT JUNE 30, 1996
 Common Stock - par value $0.001                          2,893,457


NOTE: The Form 10-QSB for the quarter ended June 30, 1996 is being amended to reflect certain reclassifications of revenues and expenses.

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

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended                 Six Months Ended
                                               June 30                             June 30
                                       -----------------------            -----------------------
                                       1996               1995            1996               1995
                                       ----               ----            ----               ----

Total revenues                     $    32,474        $ 123,610        $   123,060        $ 341,764

Cost of revenues                        12,098           26,958             45,622           88,602
                                   -----------        ---------        -----------        ---------

Gross profit                            20,376           96,652             77,438          253,162

Operating expenses:
  Sales and marketing                  687,531           50,267            866,024           94,836
  Research and development             402,403          145,922            736,051          259,054
  General and administrative           316,778           52,105            490,609          131,656
                                   -----------        ---------        -----------        ---------
Total operating expenses             1,406,712          248,294          2,092,684          485,546

                                   -----------        ---------        -----------        ---------
Loss from operations                (1,386,336)        (151,642)        (2,015,246)        (232,384)


Interest expense                        38,158            3,838             55,464            5,923
                                   -----------        ---------        -----------        ---------

Net loss                           $(1,424,494)       $(155,480)       $(2,070,710)       $(238,307)
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

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. This includes an adjustment to reduce revenues and general and administrative expense by $27,365 each for the three months and the six months ended June 30, 1996. This adjustment has no effect on the reported loss from operations. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the 1995 financial statements and footnotes thereto included in the Company's Registration Statement (Form SB-2) filed with the Securities and Exchange Commission.

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

REVENUES:

         Net revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting services. Net revenue decreased from $123,610 to $32,474 in the quarters ended June 30, 1995 and 1996, respectively. This decrease was primarily due to the cessation of sales of the Salesbase product. The majority of the revenues in the quarter ended June 30, 1996 are attributable to the recognition of previously deferred revenue from service contracts, and are not indicative of any new product sales. The Company anticipates that revenues will continue to decrease until the introduction of Arsenal, which is not expected until the second half of 1996, at the earliest, and most likely not until the fourth quarter of such year. The preceding statement contains forward looking statements which involve risks and uncertainties; actual results could differ materially from those anticipated in such forward looking statement as a result of certain factors, including those set forth herein in "Risk Factors - Complete Dependence on Product Introduction" and "--Rapid Technological Change; Risk of Product Delays or Defects."

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

OPERATING EXPENSES:

         Operating expenses are comprised of research and development, general and administrative and sales and marketing. Operating expenses increased from $248,294 to $1,406,712 in the quarters ended June 30, 1995 and 1996, respectively. The increase was due primarily to an increase in staffing and expenses associated with the development, sales, and marketing of Arsenal. In particular, the Company has undertaken significant expenses with regard to the marketing of Arsenal, including scheduled appearances at several trade shows, print advertising, and public relations. In addition, the number of the Company's employees has increased from 14 to 42 in such quarters. The Company anticipates that such expenses will continue to increase for the foreseeable future, although the rate of increase is expected to decline. The preceding statement contains forward looking statements which involve risks and uncertainties; actual results could differ materially from those anticipated from those in such forward looking statement as a result of certain factors, including those set forth herein in "Risk Factors."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit
                  Number            Description
                  -----------------------------

                  2.1(1)            Agreement and Plan of Merger between
                                    Borealis Corporation, a Nevada corporation,
                                    and Borealis Technology Corporation, a
                                    Delaware corporation, dated June 7, 1996.
                  3.1 (1)           Registrant's Certificate of Incorporation, as currently in effect.
                  3.2 (1)           Registrant's Bylaws, as currently in effect.
                  10.1 (1)          Real Property Lease between  Registrant and Incline Investors Group,  dated June 15,
                                    1995.
                  10.2 (1)          Real Property Sublease between Registrant and U.S. Bank of Nevada, dated
                                    November 7, 1995.
                  10.3 (1)          1994 Stock Plan.
                  10.4 (1)          1996 Stock Plan.
                  10.5 (1)          1996 Director Option Plan.
                  10.6 (1)          Form of Indemnification Agreement.
                  10.7 (1)          Asset License and Purchase Agreement between the Registrant and Sales
                                    Technologies, Inc., dated April 15, 1994.
                  10.8 (1)          Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
                  10.9              Promissory Note between the Registrant and US Bank dated July 11, 1996
                  27                Financial Data Scehedule


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

Dated:  December 12, 1996

                                 EXHIBIT INDEX

                  Exhibit
                  Number            Description
                  -----------------------------

                  2.1(1)            Agreement and Plan of Merger between
                                    Borealis Corporation, a Nevada corporation,
                                    and Borealis Technology Corporation, a
                                    Delaware corporation, dated June 7, 1996.
                  3.1 (1)           Registrant's Certificate of Incorporation, as currently in effect.
                  3.2 (1)           Registrant's Bylaws, as currently in effect.
                  10.1 (1)          Real Property Lease between  Registrant and Incline Investors Group,  dated June 15,
                                    1995.
                  10.2 (1)          Real Property Sublease between Registrant and U.S. Bank of Nevada, dated
                                    November 7, 1995.
                  10.3 (1)          1994 Stock Plan.
                  10.4 (1)          1996 Stock Plan.
                  10.5 (1)          1996 Director Option Plan.
                  10.6 (1)          Form of Indemnification Agreement.
                  10.7 (1)          Asset License and Purchase Agreement between the Registrant and Sales
                                    Technologies, Inc., dated April 15, 1994.
                  10.8 (1)          Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
                  10.9              Promissory Note between the Registrant and US Bank dated July 11, 1996
                  27                Financial Data Scehedule


                  (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.