Form 10KSB
period 1996-12-31
BOREALIS TECHNOLOGY CORP
filed 1997-03-31
CIK 1014767

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        COMMISSION FILE NUMBER: 0-28556

                            ------------------------

                        BOREALIS TECHNOLOGY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       88-0238203
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

                             4070 SILVER SAGE DRIVE
                             CARSON CITY, NV 89701
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 888-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on February 28, 1997, as reported on the Nasdaq Small Cap Market was approximately $12,092,664. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of February 28, 1996, the Registrant had 3,184,506 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS

PART I..............................................................................    3
  Item 1.   Business................................................................    3
  Item 2.   Properties..............................................................    8
  Item 3.   Legal Proceedings.......................................................    8
  Item 4.   Submission of Matters to a Vote of Security Holders.....................    8

PART II.............................................................................    8
  Item 5.   Market for the Registrant's Common Stock and Related Stockholder
     Matters........................................................................    8
  Item 6.   Management's Discussion and Analyses of Financial Condition and Results
            of Operations...........................................................    9
  Item 7.   Financial Statements and Supplementary Data.............................   13
  Item 8.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure....................................................   13

PART III............................................................................   13
  Item 9.   Directors and Executive Officers of the Registrant......................   13
  Item 10.  Executive Compensation..................................................   13
  Item 11.  Security Ownership of Certain Beneficial Owners and Management..........   13
  Item 12.  Certain Relationships and Related Transactions..........................   13
  Item 13.  Exhibits, Financial Statements and Reports on Form 8-K..................   14
SIGNATURES..........................................................................   15

                                     PART I

ITEM 1.  BUSINESS

     The following Business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this report.

     Borealis Technology Corporation ("Borealis" or the "Company") is currently developing Arsenal, an advanced sales automation development tool which is designed to assist businesses in building and deploying customized mobile and client/server-based applications to enhance the productivity and effectiveness of their sales personnel. Arsenal, which the Company anticipates shipping in the second quarter of 1997, at the earliest, is designed to enable customers to automate sales processes and information exchanges between hundreds or thousands of mobile computer users and central information systems containing enterprise-wide customer databases. Arsenal is expected to overcome limitations of commercially available sales automation solutions by combining the customization and scalability features of custom solutions with rapid implementation capabilities.

     Competitive pressures are causing many organizations to seek new ways to reduce costs and improve enterprise productivity by automating core business processes. Over the past decade, information technology has had a substantial impact on finance, accounting, manufacturing and research and development functions and, more recently, has made inroads in sales. Core sales processes that may be automated through the application of information technology include contact management, calendaring, delivery of pricing updates, sales forecasting, report generation and network-wide access to customer and other data.

     Advances in personal computer, telecommunications and related technologies in the early 1990's continue to stimulate interest in more effective client/server approaches to the automation of core business processes. Moreover, increased use of portable computers, decreased communications costs and the emergence of the World Wide Web and wireless data communications have increased the number of businesses seeking to extend core business process automation to mobile computer users. Organizations seeking to provide their mobile sales personnel with enterprise-wide sales automation solutions are faced with a limited number of approaches, each of which, the Company believes, fails to provide a viable and cost-effective solution.

ARSENAL

     The Company's objective is to become the leading supplier of sales automation development tools to assist businesses in building and deploying customized mobile and client/server-based applications to enhance the productivity and effectiveness of their sales personnel.

     The Company's initial sales force automation product, Arsenal, is currently in Beta test at one customer site and several of the Company's solution providers. Arsenal consists of three separate software components: the Arsenal Designer, the Arsenal Server and the Arsenal Client.

     Arsenal Designer

     Using the Arsenal Designer, an MIS administrator without modifying Arsenal's source code is expected to be able to: extensively modify the database or third party integrator structure by adding or removing tables, database fields and indexes; create new screens and forms with graphical and display editing controls; and through the use of Visual Basic compatible scripting, alter business rules and functionality. In addition to these built-in customization capabilities, the Arsenal Designer is designed to allow MIS administrators or third party integrators to extend the product's functionality through the use of C++ modifications and plug-in extension modules. Using the application programming interface, developers are expected to be able to access native low-level operating system routines directly, making available the full range of capabilities of the operating system. Changes made with the Arsenal Designer are expected to be automatically distributed to mobile and LAN computer users throughout a customer's sales enterprise through processes controlled by MIS administrators. The Company believes that the Arsenal Designer should offer significant functionality not available in commercially available sales automation products.

     Arsenal Server

     The Server is designed to manage central-site administration and synchronization, administer the implementation of enterprise wide sales business rules and translate higher-level user requests into low-level commands executable by the Database Management System, the central data repository for the system. The Server is based upon a three-tier client/server architecture and is expected to offer the following benefits over two-tier systems used by certain of the Company's competitors: reduced network traffic, increased ability to handle a large number of users, and improved system performance.

     Arsenal Client

     The Arsenal Client is designed to be installed on the computers of enterprise-wide sales personnel. It is expected to contain Arsenal's graphical user interface and the individual data subsets that upload and download data to and from the Server when the Client is detached from the Server. Customization of individual Arsenal Client applications is expected to allow data to be displayed and processed in different ways by different users. Some of the pre-built modules that are expected to be included in an Arsenal Client include calendaring, account and customer contact management, sales opportunity management, forecasting and others.

     A modular open architecture industry standard scripting language and a well-defined application programming interface are expected to give MIS administrators and third party integrators the ability to control and extend Arsenal's capabilities in ways that isolate these extensions from the Arsenal source code. Arsenal is designed to allow customers to easily upgrade to new versions of Arsenal without requiring the replacement or re-entry of data.

     In recent periods, the Company ceased sales and marketing activities related to all of its products and shifted its operational and strategic focus to the development of its new product under development, Arsenal, and the establishment of a third-party integrator channel. As a result, the Company expects to derive substantially all of its revenues, if any, from the sale of Arsenal licenses and associated maintenance contracts. Consequently, the Company's future performance is highly dependent on the successful development, introduction and commercial acceptance of Arsenal. Unless and until Arsenal is introduced and receives market acceptance, the Company will have no material source of revenue. Although the Company has completed much of the development of Arsenal, additional development and testing will be required before commercial introduction, which introduction is not expected until the second quarter of 1997, at the earliest. There can be no assurance that Arsenal can be successfully developed and introduced in a timely manner, or at all, or that it will achieve market acceptance. The Company's ability to effectuate the introduction of Arsenal will be substantially dependent on the hiring and training of additional personnel, of which there can be no assurance. Commercial acceptance of Arsenal will require the Company to successfully establish additional sales and distribution channels, of which there can be no assurance. Failure of the Company to achieve significant market acceptance of the Arsenal product will have a material adverse effect on the Company's business, financial condition and operating results.

RESEARCH AND DEVELOPMENT

     The Company released a Beta version of the Arsenal product in November 1996 to one customer and several of its solution providers. Currently the Company is focused on completing the testing of the Arsenal product and anticipates release of the product in the second quarter of 1997, at the earliest. The Company's research and development expenses were $565,276 and $2,451,544 for the fiscal years ended December 31, 1995 and 1996, respectively. Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. There can be no assurance that despite testing by the Company and by current and potential customers errors will not be found in Arsenal, resulting in a loss of, or delay in, market acceptance and sales of the product, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that Arsenal or any other products can be successfully developed and introduced.

SALES AND MARKETING

     The Company intends to leverage and complement its direct sales efforts by recruiting and training a network of domestic and international third party integrators. Traditionally, third-party integrators have functioned as an implementation rather than a distribution channel of sales automation products. The Company believes that such integrators have been constrained in their ability to serve as a distribution channel due to product complexities, long implementation times and the high cost of licensing and supporting commercially available sales automation products.

     Arsenal is designed to be deployable and modifiable with considerably less effort and in a more timely and cost-effective manner than current commercially available products. Reduced design and installation time is expected to enable third-party integrators to implement an increased number of Arsenal products without a corresponding increase in staffing and related expenses. As a result, the Company believes that it will be able to establish an extensive and efficient network of third-party integrators that will not only provide a more broad-based implementation capacity than it could establish if implementing solutions itself, but which should also function as a highly leveraged incremental distribution channel which complements its direct sales force.

     Nonetheless, third-party integrators will be required to undergo a substantial amount of training to be able to apply the Company's products to the varied needs of the Company's prospective customers. There can be no assurance that the Company will be able to attract and retain personnel necessary to train such integrators. In addition, there can be no assurance that the Company's training will be sufficient or that such integrators will be able to provide the level or quality of service required to meet the needs of the Company's prospective customers. The Company will likely be dependent on third-party integrators to complete certain post-delivery obligations prior to the Company's recognition of revenue. Any failure of such integrators to complete such obligations could prevent the Company from recognizing revenue and the failure to so recognize revenue could have a material adverse affect on the Company's business, financial condition and results of operations. If the Company is unable to develop or maintain effective, long-term relationships with these integrators, or if such integrators fail to meet the needs of the Company's prospective customers in a timely fashion, or at all, such failure would result in a loss of or delay in market acceptance or sales and could result in increased product support costs and an injury to the Company's reputation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The sales automation software market is highly-competitive, highly-fragmented and characterized by rapid technological change, frequent new product introductions, short product life cycles and evolving industry standards, and is expected in the future, to be characterized by significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences competition from many sources, including:
(i) companies that directly address the sales automation market; (ii) third party integrators that design, develop and implement custom sales automation solutions; (iii) the internal information technology departments of potential customers that develop proprietary sales automation applications; and (iv) pre-packaged products, including Personal Information Managers ("PIMs"). In addition, the Company may experience competition from additional companies to the extent such companies enter the sales automation market, such as "groupware" vendors, LAN-based application development tools vendors, remote LAN-access communication vendors and communications and systems management software vendors. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete in the sales automation software market.

     Current and potential competitors have established or may establish cooperative relationships with third parties to increase the ability of their products to address the needs of the Company's prospective customers.

Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, name recognition and other resources than the Company. As a result they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with third party products, functionality, ease of use, product reputation, quality, performance, price, customer service and support effectiveness of sales and marketing efforts and company reputation.

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. The Company intends to license its products in object code form only although it has in the past and in the future may have source code escrow arrangements when required by customers.

     Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy or reverse engineer aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Moreover, there can be no assurance that others will not develop products that infringe the Company's proprietary rights, or that are similar or superior to those developed by the Company. Policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties or prevent the Company from manufacturing or selling its products, any of which would have material adverse effect on the Company's business, financial condition and results of operations.

     In addition, the laws of certain foreign countries treat the protection of proprietary rights differently from the United States, and in many cases the protection afforded by such foreign laws is weaker than in the United States. Accordingly, there can be no assurance that the Company will be able to protect its proprietary rights against unauthorized third party copying or use which could materially adversely affect the Company's business, financial condition and results of operations.

     The Company believes that its past products did not and Arsenal will not infringe the proprietary rights of third parties. There can be no assurance, however, that infringement claims will not successfully be made. The Company may receive communications in the future from third parties asserting infringement upon intellectual property rights of such parties as a result of either features or content of its software products. Although the Company is not currently engaged in any intellectual property litigation or proceedings regarding any claim or a violation by the Company of the intellectual property rights of others, there can be no assurance that the Company will not become involved in such proceedings.

     The Company currently licenses, and in the future expects to license, certain software from third parties. The Company believes that it currently has all the licensed technology that is required to complete development of Arsenal. While the Company has not identified any technology for which it expects to obtain licenses for future product development, the inability to obtain any such future software licenses could result in delays in future product development or delays or reductions in shipment until equivalent software could be developed or identified, licensed and integrated, which could adversely affect the Company's business, financial condition and results of operations.

EMPLOYEES

     As of December 31, 1996, the Company employed 49 full time people. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract, hire and retain qualified personnel who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS

     The current executive officers of the Company are as follows:

                NAME                  AGE                             POSITION
------------------------------------  ----    --------------------------------------------------------
Curtis Faith........................    33    Chairman of the Board
Peter Pitsker.......................    64    Interim President, Chief Operating Officer and Director
Elizabeth Gasper....................    43    Executive Vice President and Chief Financial Officer
Jerry Brooks........................    46    Vice President of Sales
Ed Murphy...........................    43    Vice President of Marketing
Brian Breidenbach...................    35    Vice President of Engineering
Timothy Arnold......................    31    Vice President of Application Strategies

     Curtis Faith founded Sierra Software Innovations, now Borealis Technology Corporation, in June 1988 and has served as the Company's Chairman of the Board since the Company's inception. Mr. Faith also served as the Company's President and CEO from June 1988 to January 1997. Mr. Faith attended Worcester Polytechnic Institute in Worcester, Massachusetts.

     Peter Pitsker has been interim President and Chief Operating Officer since January 1997 and has served on the Board of Directors of the Company since August 1995. Mr. Pitsker was President of Wonderware Corporation from 1989 through 1990 and served as Chairman of the Board from January 1991 to January 1992. Prior to joining Wonderware, Mr. Pitsker served as a sales and marketing executive in several computer and automation companies, including the Foxboro Company where he was Vice President of Sales and Marketing. Since December 1993, Mr. Pitsker has served as President of TechnoManagement, Inc. Mr. Pitsker graduated from Stanford University in 1955 with a B.S in Chemical Engineering.

     Elizabeth Gasper has served as Executive Vice President and Chief Financial Officer of the Company since November 1996. From March 1993 until joining Borealis, Ms. Gasper served as Controller of Scopus Technology, a customer asset management software vendor. From May 1990 through August 1992, Ms. Gasper managed the Corporate Financial Planning and Treasury Operations groups at Sybase, Inc., a database vendor. Prior thereto, Ms. Gasper held various financial positions at Tandem Computers, a manufacturer of fault tolerant computer hardware. Ms. Gasper earned a B.A. degree in Economics from University California at Irvine and a M.B.A. degree in Finance from the University of California at Los Angeles.

     Edward Murphy joined the Company in June 1996 as Vice President of Marketing. From April 1995 to June 1996, Mr. Murphy was Vice President of Marketing at Live Picture, Inc. and prior thereto, Mr. Murphy served as Worldwide Director of Marketing Communications at Borland. Mr. Murphy holds a B.S. in Geology from the University of California at Davis.

     Jerry Brooks joined the Company as Vice President of Strategic Sales in January 1996, assuming the position of Vice President of Sales in April 1996. From April 1990 to December 1995, Mr. Brooks served as Executive Vice President of Sales and Marketing at Wonderware Corporation. Prior thereto, Mr. Brooks served in various sales and engineering positions at Intellution Corporation, Modicon Corporation and Westinghouse Corporation. Mr. Brooks has a B.S. in Engineering from the University of Wisconsin.

     Brian Breidenbach joined the Company as Vice President of Engineering in December 1996. For the last five years Mr. Breidenbach served as Director of Development at Quarterdeck, an internet software vendor. Prior to joining Quarterdeck, Mr. Breidenbach held positions at Bell and Howell, Quintar Company and Integrated Business Systems. Mr. Breidenbach attended the University of Southern California.

     Timothy Arnold joined the Company in September 1992 and has served as Vice President of Application Strategies since January 1997. Prior thereto, Mr. Arnold served as Vice President of Operations and Finance from January 1994 to October 1996, Director of Marketing, Finance and Operations from January 1993 to January 1994 and as a software engineer from September 1992 to January 1993. Prior to joining the Company Mr. Arnold served as a Senior Informations Systems Specialist for Sales at Bose Corporation. Mr. Arnold holds a B.A. in Economics from Harvard University.

ITEM 2.  PROPERTIES

     The Company's principal administrative, engineering, marketing and sales facilities total approximately 19,000 square feet, and are located in a single building in Carson City, Nevada under a lease which expires in 2002. In addition, the Company has approximately 3,700 square feet under lease in Incline Village, Nevada which expires in July 1997. Management believes that its current facilities are adequate to meet its needs through the next twelve months, and that, if required, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders in the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "BRLS". Following the Company's initial public offering on June 20, 1996, the following high and low closing prices were reported by Nasdaq each quarter:

                                                                       HIGH       LOW
                                                                       -----     -----
        Quarter ended June 30, 1996                                    $8.13     $6.75
          (subsequent to June 20, 1996)..............................
        Quarter ended September 30 1996..............................  $6.88     $3.88
        Quarter ended December 31, 1996..............................  $4.75     $3.00

     At December 31, 1996, the Company had approximately 84 holders of record of its common stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. Further, an existing bank credit agreement currently restricts the Compan's ability to pay cash dividends without the bank's consent.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSES OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation (the "Company") that involve risks and uncertainties including, but not limited to, statements related to the expected introduction of Arsenal and the adequacy of the Company's cash reserves. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and elsewhere in the report.

OVERVIEW

     The Company was incorporated and began operation as a division of a company founded by Curtis M. Faith, the Chairman of the Board of Directors of the Company. In September 1992, the Company purchased all of the assets and operations of such division.

     The Company has experienced significant operating losses in each of fiscal 1995 and 1996, and expects to incur significant operating losses for the foreseeable future. In recent periods, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company expects to derive substantially all of its revenues, if any, from the sale of Arsenal licenses and maintenance contracts for Arsenal. The Company does not expect any Arsenal revenues, if ever, until the second quarter of 1997, at the earliest. Moreover, there can be no assurance that the Company will ever achieve profitability.

     The Company has experienced a significant decrease in revenues in fiscal 1996 as a result of the Company's decision to cease sales and marketing of its previous products in order to concentrate its efforts on the development of its sales automation product, Arsenal. Prior period revenues have been generated almost entirely from the sale of these products it no longer sells and, therefore, should not be used as a predictor of future revenue performance. Although the Company continues to provide product support of such products, this activity is not expected to be meaningful to future operating results. Due to the shift to the development of Arsenal, the Company expects to derive substantially all of its revenues, if any, from the sale of Arsenal licenses and affiliated maintenance contracts. However, there can be no assurance the Company will successfully or timely complete the development of Arsenal, that Arsenal will meet with market acceptance, or that the Company will ever achieve profitability.

     The Company's future operating results will depend on many factors, including demand for Arsenal, which has not yet been completed or introduced, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding, assimilating and retaining a substantial number of direct sales personnel and third party integrators in future periods. Further, any purchase of Arsenal will be discretionary and will generally involve a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has generally recognized and expects to recognize product and license revenue which is not subject to significant post-delivery obligations upon execution of a licensing agreement and delivery of the software and when collection is deemed probable. Services revenues have been and are expected to be recognized as services are performed while maintenance revenues have been and are expected to be recognized ratably over the term of the support period.

RESULTS OF OPERATIONS

     The following table sets forth operations data for the periods indicated and should be read in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the financial statements and notes thereto, along with the independent auditor's report included elsewhere in this report. The Company's independent auditors' report on the Company's financial statements at December 31, 1996 and for the years ended December 31, 1995 and 1996 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern.

                                                              YEAR ENDED DECEMBER 31,
                                                             --------------------------
                                                                1995           1996
                                                             ----------     -----------
        Total revenues.....................................  $  736,152     $   176,941
        Total cost of revenues.............................     214,325          66,140
                                                             ----------     -----------
        Gross margin.......................................     521,827         110,801
        Operating expenses:
          Sales and marketing..............................     187,525       2,743,778
          Research and development.........................     565,276       2,451,544
          General and administrative.......................     332,671         988,092
                                                             ----------     -----------
                  Total operating expenses.................   1,085,472       6,183,414
                                                             ----------     -----------
                  Loss from operations.....................    (563,645)     (6,072,613)
        Other income (expenses), net.......................     (29,147)         45,532
                                                             ----------     -----------
                  Net loss.................................  $ (592,792)    $(6,027,081)
                                                             ==========     ===========

REVENUES

     Net revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting services. Net revenues decreased from $736,152 to $176,941 between the fiscal years ended December 31, 1995 and 1996, respectively. This decrease was primarily due to the cessation of sales of the Company's previous products. The majority of the revenues in the fiscal year ended 1996 are attributable to the recognition of revenues related to sales and maintenance of products the Company no longer sells. The Company anticipates that revenues will continue to decrease until the introduction of Arsenal, which is not expected until the second quarter of 1997, at the earliest.

COST OF REVENUES

     Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology. The cost of revenues decreased from $214,325 to $66,140 between the fiscal years ended December 31, 1995 and 1996, respectively. The decrease is primarily the result of the cessation of sales of the Company's previous products. The Company believes that the ratio of cost of revenues to revenues is not meaningful in this period or indicative of future results.

OPERATING EXPENSES

     Total operating expenses, which are comprised of sales and marketing, research and development, and general and administrative expenses increased from $1,085,472 to $6,183,414 between the fiscal years ended December 31, 1995 and 1996, respectively. Sales and marketing expenses increased from $187,525 to $2,743,778 between the fiscal years ended December 31, 1995 and 1996, respectively. This increase was the result of increased staffing as well as costs associated with the Company's attendance at several trade shows, print advertising and public relations. Research and development expenses increased from $565,276 to $2,451,544 between the fiscal years ended December 31, 1995 and 1996, respectively. This increase was the result of additional staffing and purchases of equipment. General and administrative expenses increased from $332,671 to $988,092 between fiscal years ended December 31, 1995 and 1996, respectively. This increase was due primarily to increased staffing. The Company anticipates that total operating expenses will continue to increase for the foreseeable future.

     The number of the Company's employees increased from 17 to 49 full time employees between the end of fiscal year 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

     In June 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock. In July 1996, the Company completed the public sale of an additional 291,050 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of the Company's initial public offering. As a result of these offerings, the Company recorded proceeds of $9.6 million, net of related underwriting discounts and offering expenses. The Company invested the proceeds from these offerings in investment grade, interest-bearing securities, and has not invested in any derivative securities or other financial instruments that involve a high level of complexity or risk.

     Additional financing activities for the fiscal year ended December 31, 1996 included $375,946 in new long term lease commitments to finance purchases of equipment and office furniture and a $650,000 bank loan secured by an 18 month restricted certificate of deposit. The bank loan was secured to repay certain stockholder debt which was at less favorable terms.

     The Company's cash and short-term investments totaled $3.9 million at December 31, 1996, representing 70% of total assets. Working capital was $3.2 million at December 31, 1996. The Company used $5.6 million of cash to fund operations during fiscal 1996. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers, computer related equipment, office furniture and leasehold improvements associated with a new office facility the Company began occupying in February 1997.

     The Company's future capital requirements will depend upon many factors, including the extent and timing of the introduction of the Company's Arsenal product, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company believes that its current cash and short-term investment balances will be sufficient to meet its working capital and capital expenditure requirements until the introduction of its Arsenal product. The Company's future capital needs are difficult to predict and there can be no assurance that the Company will not require additional capital prior to such time. In addition, the Company will likely seek additional funding during the next twelve months, although the Company is unable to predict the amount and timing of such capital needs at this time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all when required by the Company. If additional financing was not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience difficulties and delays in its product development due to working capital constraints. If adequate financing sources are insufficient or not available or the Company experiences continued delays in the development of Arsenal, the Company's business, financial position and results of operations will be materially adversely affected.

ADDITIONAL RISK FACTORS

     Going Concern Assumption; Future Capital Needs Uncertain; No Assurance of Future Financing

     The Company's independent auditors' report on the Company's financial statements at December 31, 1996 and for the years ended December 31, 1995 and 1996 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. The Company may require substantial additional funds in the future, and there can be no assurance that the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Quarterly Fluctuations in Performance

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's financial statements together with related notes and the report of Ernst & Young LLP, independent auditors, are set forth at the pages indicated at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by part III is omitted from this Report on Form 10-KSB in that the Company will file its definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 27, 1997, pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Executive Officers -- See the section titled "Executive Officers" in
         Part I, Item 1 hereof

     (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-B is incorporated by reference to the section entitled "Section 16(a) Reporting Delinquencies" in the Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Form:

                                                                                     PAGE NUMBER
                                                                                     -----------
        1.    Financial Statements
              Report of Independent Auditors.......................................      F-1
              Balance Sheets as of December 31, 1995 and 1996......................      F-2
              Statements of Operations For the Two Years Ended December 31, 1996...      F-3
              Statements of Stockholders' Equity (Deficit) For the Two Years Ended
              December 31, 1996....................................................      F-4
              Statements of Cash Flows For the Two Years Ended December 31, 1996...      F-5
              Notes to Financial Statements........................................      F-6
        2.    Exhibits: See Exhibits and Reports on Form 8-K. The Exhibits listed in the accompanying Exhibits and Reports on Form 8-K are filed or incorporated by reference as part of this report.

     (b) Reports on Form 8-K:

         None

     (c) Exhibits

         See (a) above

     (d) Financial Statement Schedules

         See (a) above

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Carson City, Nevada on this 28th day of March, 1997.

                                          BOREALIS TECHNOLOGY CORPORATION

                                          By: /s/ CURTIS FAITH
                                            ------------------------------------
                                            Curtis Faith
                                            Chairman

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Curtis Faith and Elizabeth Gasper and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as them may be signed by our said attorney to any and all amendments to this Report on Form 10-KSB.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

             /s/ CURTIS FAITH               Chairman                            March 28, 1997
------------------------------------------
               Curtis Faith
           /s/ ELIZABETH GASPER             Chief Financial Officer,            March 28, 1997
------------------------------------------  (Principal Financial and
             Elizabeth Gasper               Accounting Officer)

            /s/ PETER PITSKER               Director, Interim President and     March 28, 1997
------------------------------------------  Chief Operating Officer
              Peter Pitsker                 (Principal Executive Officer)

             /s/ EDWARD ESBER               Director                            March 28, 1997
------------------------------------------
               Edward Esber

            /s/ PATRICK GRADY               Director                            March 28, 1997
------------------------------------------
              Patrick Grady

             /s/ SHEKAR SWAMY               Director                            March 28, 1997
------------------------------------------
               Shekar Swamy

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Borealis Technology Corporation

     We have audited the accompanying balance sheets of Borealis Technology Corporation (the "Company") as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Borealis Technology Corporation at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Borealis Technology Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's recurring operating losses and uncertainty with regard to future revenues from its new product raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ Ernst & Young LLP

Reno, Nevada
January 20, 1997

                        BOREALIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                     -------------------------
                                                                       1995           1996
                                                                     ---------     -----------
                                            ASSETS
Current assets:
  Cash and cash equivalents........................................  $ 158,840     $ 3,921,506
  Accounts receivable..............................................     36,188           2,000
  Other current assets.............................................      7,080         136,073
                                                                     ---------     -----------
          Total current assets.....................................    202,108       4,059,579
Property and equipment, net........................................    128,989         856,653
Long-term investment...............................................         --         650,000
Other assets.......................................................         --          40,850
                                                                     ---------     -----------
          Total assets.............................................  $ 331,097     $ 5,607,082
                                                                     =========     ===========
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable.................................................  $  82,310     $   258,377
  Accrued employee compensation and benefits.......................     75,218         298,492
  Other accrued liabilities........................................     43,206          60,375
  Deferred revenue.................................................    129,028          81,550
  Note payable to stockholder......................................    221,311              --
  Current portion of capital lease obligations.....................     25,944         178,814
                                                                     ---------     -----------
          Total current liabilities................................    577,017         877,608
Capital lease obligations..........................................     29,628          88,800
Convertible promissory notes.......................................    324,000              --
Long-term promissory note..........................................         --         650,000
                                                                     ---------     -----------
          Total liabilities........................................    930,645       1,616,408
                                                                     ---------     -----------
Commitments and contingency (Notes 1 and 10)
Stockholders' equity (deficit):
  Preferred stock, $.001 par value:
     Authorized shares: 5,000,000..................................         --              --
     Issued and outstanding -- none
  Common stock, $.001 par value:
     Authorized shares: 10,000,000
     Issued and outstanding shares -- 651,658 at 12/31/95 and
      3,184,506 at 12/31/96........................................        652           3,185
Additional paid-in capital.........................................    162,471      10,777,241
Accumulated deficit................................................   (762,671)     (6,789,752)
                                                                     ---------     -----------
          Total stockholders' equity (deficit).....................   (599,548)      3,990,674
                                                                     ---------     -----------
          Total liabilities and stockholders' equity (deficit).....  $ 331,097     $ 5,607,082
                                                                     =========     ===========

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        1995           1996
                                                                     ----------     -----------
Revenues:
  Licenses.........................................................  $  397,207     $    35,170
  Service and maintenance..........................................     338,945         141,771
                                                                      ---------     -----------
          Total revenues...........................................     736,152         176,941
Cost of revenues:
  Licenses.........................................................      69,538           2,310
  Service and maintenance..........................................     144,787          63,830
                                                                      ---------     -----------
          Total cost of revenues...................................     214,325          66,140
                                                                      ---------     -----------
Gross margin.......................................................     521,827         110,801
Operating expenses:
  Sales and marketing..............................................     187,525       2,743,778
  Research and development.........................................     565,276       2,451,544
  General and administrative.......................................     332,671         988,092
                                                                      ---------     -----------
          Total operating expenses.................................   1,085,472       6,183,414
                                                                      ---------     -----------
          Loss from operations.....................................    (563,645)     (6,072,613)
Interest expense...................................................     (29,147)       (134,107)
Interest income....................................................          --         179,639
                                                                      ---------     -----------
          Net loss.................................................  $ (592,792)    $(6,027,081)
                                                                      =========     ===========
Net loss per share.................................................  $    (0.64)    $     (3.11)
                                                                      =========     ===========
Shares used in computing net loss per share........................     931,758       1,935,984
                                                                      =========     ===========

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           COMMON STOCK      ADDITIONAL                       TOTAL
                                        ------------------     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                                         SHARES     AMOUNT     CAPITAL       DEFICIT     EQUITY(DEFICIT)
                                        ---------   ------   -----------   -----------   ---------------
Balances at December 31, 1994.........    597,569   $  598   $    39,925   $  (169,879)    $  (129,356)
  Issuance of common shares for
     compensation.....................      1,682        2         2,598            --           2,600
  Sale of common shares...............     52,407       52       119,948            --         120,000
  Net loss............................         --       --            --      (592,792)       (592,792)
                                        ---------   ------   -----------   -----------      ----------
Balances at December 31, 1995.........    651,658      652       162,471      (762,671)       (599,548)
  Issuance of common stock in public
     offering, net of issuance costs
     of $1,865,678....................  2,291,050    2,291     9,587,281            --       9,589,572
  onversion of promissory notes.......    241,798      242     1,027,489            --       1,027,731
  Net loss............................         --       --            --    (6,027,081)     (6,027,081)
                                        ---------   ------   -----------   -----------      ----------
Balances at December 31, 1996.........  3,184,506   $3,185   $10,777,241   $(6,789,752)    $ 3,990,674
                                        =========   ======   ===========   ===========      ==========

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                                     -------------------------
                                                                       1995           1996
                                                                     ---------     -----------
OPERATING ACTIVITIES
Net loss...........................................................  $(592,792)    $(6,027,081)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................     76,065         157,387
  Common stock issued for compensation.............................      2,600              --
  Changes in operating assets and liabilities:
     Accounts receivable...........................................     40,847          34,188
     Other assets..................................................     (2,913)       (169,843)
     Accounts payable..............................................     67,271         176,067
     Accrued employee compensation and benefits....................     30,305         223,274
     Other accrued liabilities.....................................     15,918          45,330
     Deferred revenue..............................................     90,803         (47,478)
                                                                     ---------     -----------
Net cash used in operating activities..............................   (271,896)     (5,608,156)
INVESTING ACTIVITIES
Purchase of investment.............................................         --        (650,000)
Purchases of property and equipment................................    (98,087)       (515,707)
Proceeds from disposal of property and equipment...................         --           6,602
                                                                     ---------     -----------
Net cash used in investing activities..............................    (98,087)     (1,159,105)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net........................    120,000       9,589,572
Proceeds from issuance of convertible promissory notes.............    324,000         675,570
Proceeds from issuance of long-term promissory note................         --         650,000
Proceeds from issuance of notes payable to stockholder and related
  parties..........................................................    154,472         750,000
Payment on notes payable to stockholder and related parties........   (105,000)       (971,311)
Payments under capital lease obligations...........................    (12,085)       (163,904)
                                                                     ---------     -----------
Net cash provided by financing activities..........................    481,387      10,529,927
                                                                     ---------     -----------
Net increase in cash and cash equivalents..........................    111,404       3,762,666
Cash and cash equivalents at beginning of year.....................     47,436         158,840
                                                                     ---------     -----------
Cash and cash equivalents at end of year...........................  $ 158,840     $ 3,921,506
                                                                     =========     ===========
Cash paid during the year for:
  Interest.........................................................  $   6,078     $   173,087
  Income taxes.....................................................         --              --

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

     Borealis Technology Corporation (the "Company") was originally incorporated in Nevada in 1988. (See Note 5.) The Company develops, markets and supports mobile and client/server software for the sales force automation market.

BASIS OF PRESENTATION

     The financial statements have been prepared on a going concern basis. The Company has incurred significant losses in 1995 and 1996 and at December 31, 1996 had an accumulated deficit of $6,789,752. In addition, the Company generated substantially all of its historical revenues from sales of products it no longer sells and will commercially introduce its new product no earlier than the first quarter of 1997. In 1996, the Company issued 2,291,050 shares of its common stock (the "Offering"), raising $9,589,572 to fund its operations until sufficient product revenues are generated. The Company believes that sufficient product revenues will be generated in the second half of 1997 to fund its operations, but there can be no assurance that this will occur.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     The Company generally recognizes license revenues upon execution of a licensing agreement provided there are no significant post delivery obligations and collection is deemed probable. Royalty revenues are recognized based on the reporting of usage of certain of the Company's products by third party manufacturers or end users. Service revenues from training and consulting are recognized as services are performed while service revenues from customer maintenance contracts are recognized ratably over the term of the support period, which is one to three years. At December 31, 1995 and 1996, the Company's deferred revenue related to maintenance contracts for products sold during 1994 and 1995.

RESEARCH AND DEVELOPMENT

     Research and development expenditures are generally charged to operations as incurred.

     Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS 86"), requires that software development costs be capitalized once the technological feasibility of the software product has been established. To date, such amounts have been insignificant and have been charged to research and development expenses in the period incurred.

ADVERTISING

     Advertising costs are charged in the period the costs are incurred. Advertising expense totaled $9,394 and $389,517, for the years ended December 31, 1995 and 1996, respectively.

INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes, and classifies tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities.

                        BOREALIS TECHNOLOGY CORPORATION

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed in Note 7, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("Statement 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

COMPUTATION OF NET LOSS PER SHARE

     Except as noted below, net loss per common share is computed using the weighted average number of common shares outstanding during each period and common equivalent shares from common stock options and warrants are excluded from the computation because their effect is antidilutive. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the offering have been included in the computation of net loss per share for the year ended December 31, 1995 as if they were outstanding for the entire period (using the treasury stock method and the proposed public offering price). Also included in the computation of net loss per share for the year ended December 31, 1995 was the conversion of the convertible promissory notes. (See Note 5.)

     Fully diluted and primary loss per common share are the same amounts for each of the periods presented.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company invests its excess cash principally in mutual funds which focus on high quality, short-term money market securities of all types.

PROPERTY AND EQUIPMENT

     Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of three to five years. Assets under capital leases are amortized over the asset life.

     Leasehold improvements at December 31, 1996 include $134,081 of improvements relating to a new facility that will be occupied in 1997. (See Note 10.) Amortization of these leasehold improvements will commence upon occupation of the facility.

     During the years ended December 31, 1995 and 1996, the Company financed, under capital lease obligations, the acquisition of property and equipment for $54,769 and $375,946, respectively.

SIGNIFICANT CUSTOMERS

     Sales are not concentrated geographically. The Company received significant portions of its revenues from Nortel (14%), Scitex American Corp. (27%) and Synopsys, Inc. (38%) during 1995 and from Nortel (35%) and Synopsys, Inc. (36%) during 1996.

USE OF ESTIMATES

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

                        BOREALIS TECHNOLOGY CORPORATION

3.  PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at December 31:

                                                                     1995          1996
                                                                   --------     ----------
    Computer equipment...........................................  $136,877     $  690,802
    Furniture and equipment......................................    63,081        260,125
    Leasehold improvements.......................................    24,214        158,296
                                                                   --------      ---------
                                                                    224,172      1,109,223
    Less accumulated depreciation and amortization...............   (95,183)      (252,570)
                                                                   --------      ---------
    Total property and equipment, net............................  $128,989     $  856,653
                                                                   ========      =========

4.  LONG-TERM PROMISSORY NOTE

     At December 31, 1996, the Company has a promissory note payable to a bank for $650,000. The note matures on January 11, 1998 and bears interest of 7.55% per annum. The note is collaterallized by the $650,000 long-term investment (certificate of deposit) and places certain business and borrowing restrictions on the Company.

5.  COMMON STOCK

CONVERTIBLE PROMISSORY NOTES

     During the period November 1995 through February 1996, the Company issued unsecured Convertible Promissory Notes (the "Notes") in the aggregate amount of $999,570 of which $324,000 had been issued by December 31, 1995. The notes bore interest at 6%. The Notes plus accrued interest converted to 241,798 shares of common stock upon the effective date of the initial public offering of the Company's common stock.

REINCORPORATION AND STOCK SPLIT

     In May 1996, the Board of Directors and stockholders approved the reincorporation of the Company in Delaware and a split of the Company's common stock of 1.294 to one. With the reincorporation, the authorized shares of common stock were increased to 10,000,000 and the authorized shares of preferred stock were established at 5,000,000. All common stock, common equivalent shares, and per share amounts were adjusted retroactively to give effect to the stock split.

PUBLIC OFFERING

     In 1996, the Company sold 2,291,050 shares of common stock in an initial public offering which generated net proceeds of $9,589,572 after deducting underwriting discounts and expenses. The Company is using the proceeds to fund the development of their new product and to fund operations.

WARRANTS

     As part of its initial public offering, the Company issued 200,000 warrants to its underwriter at an exercise price of $7.75, exercisable for 4 years commencing one year from the effective date of the registration statement, and 3,000 warrants to its legal firm at an exercise price of $5.00, exercisable for 4 years commencing from the date of issuance.

     In addition, during 1996 the Company issued 7,000 warrants to an officer and 2,000 warrants to a director, both at an exercise price of $5.00, exercisable for 5 years from the execution of the warrant.

                        BOREALIS TECHNOLOGY CORPORATION

6.  STOCK OPTION PLANS

STOCK PLANS

     The Company's 1994 Stock Plan (the "1994 Plan") provides for the grant of incentive stock options and nonstatutory stock options or the issuance of the Company's common stock to employees, directors, and consultants of the Company. The Company's 1996 Stock Plan (the "1996 Plan") provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options and stock purchase rights to employees and consultants of the Company. Both plans stipulate that the exercise prices cannot be less than the fair market value of the common stock on the date of grant. A total of 185,786 and 224,304 shares of common stock are reserved for issuance under the 1994 Plan and 1996 Plan, respectively. The vesting and exercise provisions for the plans are determined by the Board of Directors, with a maximum term for exercise of ten years. Options granted and shares issued under the 1994 Plan vest over various periods (grant date to seven years) while options granted under the 1996 Plan generally vest in two or four year periods.

     A summary of the Company's 1994 Plan's stock option activity, and related information for the years ended December 31 are as follows:

                                                         1995                           1996
                                              --------------------------     --------------------------
                                                        WEIGHTED-AVERAGE               WEIGHTED-AVERAGE
                                              OPTIONS    EXERCISE PRICE      OPTIONS    EXERCISE PRICE
                                              --------  ----------------     -------   ----------------
Outstanding-beginning of year...............    54,833       $ 1.55          151,495        $ 2.29
Granted.....................................    96,662         2.71           34,284          2.71
Exercised...................................        --           --               --            --
Forfeited...................................        --           --           (7,117)         2.71
                                               -------        -----          -------         -----
Outstanding-end of year.....................   151,495       $ 2.29          178,662        $ 2.35
                                               =======        =====          =======         =====
Exercisable at end of year..................    47,554       $ 1.55           83,991        $ 1.95
Weighted-average fair value of options
  granted during the year...................                 $ 1.88                         $ 2.09

     Exercise prices for options outstanding, under the 1994 Plan, as of December 31, 1996 ranged from $1.55 to $2.71. The weighted-average remaining contractual life of those options is 8.4 years.

     A summary of the Company's 1996 Plan's stock option activity, and related information for the year ended December 31, 1996 are as follows:

                                                                             WEIGHTED-AVERAGE
                                                                 OPTIONS      EXERCISE PRICE
                                                                 -------     ----------------
    Outstanding-beginning of year..............................       --          $   --
    Granted....................................................  146,726            4.14
    Exercised..................................................       --              --
    Forfeited..................................................   (5,823)           4.00
                                                                 -------           -----
    Outstanding-end of year....................................  140,903          $ 4.15
                                                                 =======           =====
    Exercisable at end of year.................................      472          $ 4.00
    Weighted-average fair value of options granted during the
      year.....................................................                   $ 2.60

     Exercise prices for options outstanding, under the 1996 Plan, as of December 31, 1996 ranged from $3.81 to $5.00. The weighted-average remaining contractual life of those options is 9.6 years.

                        BOREALIS TECHNOLOGY CORPORATION

1996 DIRECTOR OPTION PLAN

     The Company's 1996 Director Option Plan (the "Director Plan") provides for the automatic grant of 20,000 shares of common stock to each non-employee director and an additional automatic grant of 6,667 shares each year on the day immediately following the annual stockholder's meeting of the Company, if on such date he or she has served on the Board for at least three years. A total of 75,000 shares of common stock have been reserved for issuance under the Director Plan. Each option will have a term of 10 years. The exercise prices of options will be the fair market value per share of the common stock on the date of grant.

     A summary of the Company's 1996 Director Plan's stock option activity, and related information for the year ended December 31, 1996 are as follows:

                                                                             WEIGHTED-AVERAGE
                                                                  OPTIONS     EXERCISE PRICE
                                                                  -------    ----------------
    Outstanding-beginning of year...............................       --         $   --
    Granted.....................................................   75,000           4.73
    Exercised...................................................       --             --
    Forfeited...................................................       --             --
                                                                   ------          -----
    Outstanding-end of year.....................................   75,000         $ 4.73
                                                                   ======          =====
    Exercisable at end of year..................................       --             --
    Weighted-average fair value of options granted during the
      year......................................................                  $ 3.01

     Exercise prices for options outstanding as of December 31, 1996 ranged from $4.50 to $5.00. The weighted-average remaining contractual life of those options is 9.5 years.

7.  STOCK-BASED COMPENSATION

     The Company has three stock based compensation plans: the 1994 Stock Plan, the 1996 Stock Plan, and the 1996 Director Option Plan, all of which are described in Note 6.

     Pro forma information regarding net loss and loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996, respectively: risk-free interest rates of 6.4% and 6.2%; dividend yields of 0% and 0%; volatility factors of the expected market price of the Company's common stock of .823 and .823; and a weighted-average expected life of the options of 5.3 and 4.3 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for years ended December 31 is as follows:

                                                                     1995          1996
                                                                   --------     ----------
    Pro forma net loss...........................................  $611,113     $6,141,084
    Pro forma net loss per share.................................  $    .66     $     3.17

                        BOREALIS TECHNOLOGY CORPORATION

8.  CONTINGENT STOCK

     The Company's Board of Directors authorized the issuance of 1,000,000 shares of common stock (the "Contingent Shares") issuable to holders of record of the Company's common stock and stock options issued by the Company as of the effective date of the Company's initial public offering ("Participants"), contingent upon the Company achieving certain milestones. In the event that the Company achieves net revenues for the year ended December 31, 1997 in excess of $12,000,000 and a net loss of $2,500,000 or less for that year, then rights to purchase 350,000 shares of common stock for one dollar per share will be issued to the Participants. In the event that the Company achieves net revenues for the year ended December 31, 1998 in excess of $18,000,000 and pre-tax profits of at least $2,730,000 for that year, then rights to purchase 650,000 shares of common stock for one dollar per share will be issued to the Participants. The compensation expense related to the contingent stock will be recorded as operating expenses periodically through the date the contingent shares are issued when, in the opinion of the Company's management, it becomes probable that the milestones will be achieved. This expense could adversely affect results of operations for a number of quarters. If the Company's management does not determine that it is probable that the shares will be issued until the milestones are met, it could result in a substantial one-time charge and a material adverse effect on the Company's operating results.

     In addition, all of the unissued rights to purchase contingent shares can be issued if certain events, as defined, occur. The Contingent Shares expire no later than 1999.

9.  INCOME TAXES (SECTION 382) LOSS LIMITATIONS

     There is no provision for income taxes for the years ended December 31, 1996 and 1995, as the Company has incurred net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company uses the cash method of accounting for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                                   1995           1996
                                                                 ---------     -----------
    Deferred tax assets:
      Accounts payable and other accruals......................  $  68,250     $   209,863
      Deferred revenue.........................................     43,870          27,727
      Net operating loss carryforwards.........................    115,600       2,061,304
                                                                 ---------     -----------
    Total deferred tax assets..................................    227,720       2,298,894
    Valuation allowance........................................   (215,415)     (2,261,905)
                                                                 ---------     -----------
    Net deferred tax assets....................................     12,305          36,989
    Deferred tax liabilities:
      Receivables and prepaid expenses.........................    (12,305)        (36,989)
                                                                 ---------     -----------
    Net deferred tax assets....................................  $      --     $        --
                                                                 =========     ===========

     Based upon the weight of available evidence, which includes the Company's historical operating losses and the uncertainties regarding future results, the Company has provided a full valuation allowance against its net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $2,046,490 during 1996.

     At December 31, 1995 and 1996, the Company had federal net operating loss carryforwards of approximately $340,000 and $6,060,000, respectively. These carryforwards will expire beginning in the year

                        BOREALIS TECHNOLOGY CORPORATION

2011. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

10.  COMMITMENTS

LEASES

     The Company leases its facilities under operating leases expiring at various dates through May 2000. The Company has an option to extend their new facility lease discussed in Note 2 for two consecutive terms of five years each.

     The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated $502,531 at December 31, 1996. Related accumulated amortization was $111,541 at December 31, 1996. In addition, the capital leases are secured by the related equipment, and the Company is required to maintain liability and property damage insurance.

     Future minimum lease payments under noncancelable capital and operating leases are as follows at December 31, 1996:

                                                                     CAPITAL      OPERATING
                                                                     LEASES        LEASES
                                                                    ---------     --------
    1997..........................................................  $ 216,020     $269,740
    1998..........................................................     73,486      266,278
    1999..........................................................     23,915      275,597
    2000..........................................................      2,244      118,381
                                                                    ---------     --------
    Total minimum payments........................................    315,665     $929,996
                                                                                  ========
    Less amount representing interest.............................    (48,051)
                                                                    ---------
    Present value of minimum lease payments.......................    267,614
                                                                    ---------
    Less current obligations......................................   (178,814)
                                                                    ---------
    Long-term obligations.........................................  $  88,800
                                                                    =========

     Total rental expense for 1995 and 1996 was approximately $42,143 and $103,109, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments which include the long-term investment, the long-term promissory note, the note payable to stockholder and the convertible promissory notes approximate their recorded book values at December 31, 1995 and 1996. The fair values are based on quoted market prices and discounted cash flow using the Company's incremental borrowing rate.

                        EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

    EXHIBIT
    NUMBER                                       DESCRIPTION
    ------       ----------------------------------------------------------------------------
      2.1(1)     Agreement and Plan of Merger between Borealis Corporation, a Nevada corporation, and Borealis Technology Corporation, a Delaware corporation, dated June 7, 1996.
      3.1(1)     Registrant's Certificate of Incorporation, as currently in effect.
      3.2(1)     Registrant's Bylaws, as currently in effect.
     10.1(1)     Real Property Lease between Registrant and Incline Investors Group, dated
                 June 15, 1995.
     10.2(1)     Real Property Sublease between Registrant and U.S. Bank of Nevada, dated
                 November 7, 1995.
     10.3(1)     1994 Stock Plan.
     10.4(1)     1996 Stock Plan.
     10.5(1)     1996 Director Option Plan.
     10.6(1)     Form of Indemnification Agreement.
     10.7(1)     Asset License and Purchase Agreement between the Registrant and Sales
                 Technologies, Inc., dated April 15, 1994.
     10.8(1)     Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
     10.9(2)     Promissory Note between the Registrant and US Bank dated July 11, 1996.
     23.1        Consent of Ernst & Young LLP, independent auditors.

---------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

(2) Incorporated by reference to exhibits with Registrant's Quarterly Report on Form 10-QSB filed August 13, 1996.

     (B) REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.