Form 10QSB
period 1997-03-31
BOREALIS TECHNOLOGY CORP
filed 1997-05-15
CIK 1014767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED: MARCH 31, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-28556

                           ---------------------------

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

                    (address of principal executive offices)

       Registrant's telephone number, including area code: (702) 888-3200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock ("Common Stock"), as of the latest practicable date.

            CLASS                                       OUTSTANDING AT
 Common Stock - par value $0.001                  March 31, 1997: 3,184,506

                         BOREALIS TECHNOLOGY CORPORATION

                                      INDEX

                                                                                             Page No.
                                                                                             --------

                        PART I.  FINANCIAL INFORMATION

Item 1                  Financial Statements (unaudited):

                             Condensed Balance Sheets
                             December 31, 1996 and March 31, 1997 (unaudited)                    3

                             Condensed Statements of Operations (unaudited)
                             three months ended March 31, 1996 and 1997                          4

                             Condensed Statements of Cash Flows (unaudited)
                             three months ended March 31, 1996 and 1997                          5

                             Notes to Condensed Financial Statements (unaudited)                 6

Item 2                  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                      7

                        Risk Factors                                                             9


                        PART II.  OTHER INFORMATION


Item 6                  Exhibits and Reports on Form 8-K                                        12

PART 1 - FINANCIAL INFORMATION

                         BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                   December 31,       March 31,
                                                                      1996               1997
                                                                                     (unaudited)
ASSETS
Current Assets:
         Cash and cash equivalents                                $  3,921,506      $  1,837,105
         Accounts receivable                                             2,000              --
         Other current assets                                          136,073           868,217
                                                                  ------------      ------------
                  Total current assets                               4,059,579         2,705,322

       Property and equipment, net                                     856,653           955,228

       Long term investment                                            650,000              --

       Other assets                                                     40,850            46,708
                                                                  ------------      ------------

                  Total assets                                    $  5,607,082      $  3,707,258
                                                                  ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable                                         $    258,377      $    212,555
         Accrued employee compensation                                 298,492           321,526
         Promissory note                                                  --             650,000
         Other current liabilities                                     320,739           335,647
                                                                  ------------      ------------
                  Total current liabilities                            877,608         1,519,728

       Long-term obligations                                           738,800            59,735
                                                                  ------------      ------------

                  Total liabilities                                  1,616,408         1,579,463
                                                                  ------------      ------------

       Stockholders' equity:
         Preferred stock, $.001 par value:
           Authorized shares - 5,000,000
           Issued and outstanding - none
         Common stock, $.001 par value:
           Authorized shares - 10,000,000
           Issued and outstanding shares - 3,184,506
           at December 31, 1996, and March 31, 1997                      3,185             3,185
         Additional paid-in capital                                 10,777,241        10,825,421
         Accumulated deficit                                        (6,789,752)       (8,700,811)
                                                                  ------------      ------------
                   Total stockholders' equity                        3,990,674         2,127,795
                                                                  ------------      ------------

                   Total liabilities and stockholders' equity     $  5,607,082      $  3,707,258
                                                                  ============      ============

           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                     1996            1997
                                                     ----            ----
 Total revenues                                   $  90,586      $    22,349

 Cost of revenues                                    33,524           11,020
                                                  ---------      -----------

 Gross profit                                        57,062           11,329

 Operating expenses:
          Sales and marketing                       178,493          816,586
          Research and development                  333,648          617,509
          General and administrative                173,831          506,403
                                                  ---------      -----------
                     Total operating expenses       685,972        1,940,498
                                                  ---------      -----------
 Loss from operations                              (628,910)      (1,929,169)

 Interest income (expense), net                     (17,306)          18,110
                                                  ---------      -----------

 Net loss                                         $(646,216)     $(1,911,059)
                                                  =========      ===========

 Net loss per common and
 common share equivalent                          $   (0.69)     $     (0.60)
                                                  =========      ===========

 Weighted average common and common
 equivalent shares outstanding                      931,758        3,184,506
                                                  =========      ===========



           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          ---------------------------
                                                             1996             1997
                                                          -----------     -----------
OPERATING ACTIVITIES
Net loss                                                   $(646,216)     $(1,911,059)
Adjustments to reconcile net loss to net cash used
  in operating activities:
             Depreciation and amortization                    15,954           80,511
             Compensation expense related to
               stock options                                    --             48,180
             Changes in assets and liabilities:
               Accounts receivable                             8,388            2,000
               Other assets                                     (150)         (88,002)
               Accounts payable                               90,383          (45,822)
               Other liabilities                              53,312           73,743
                                                           ---------      -----------

Net cash used in operating activities                       (478,329)      (1,840,449)

INVESTING ACTIVITIES
Purchases of property and equipment                          (16,645)        (179,086)
                                                           ---------      -----------

Net cash used in investing activities                        (16,645)        (179,086)

FINANCING ACTIVITIES
Payments under capital lease obligations                     (22,102)         (64,866)
Proceeds from issuance of convertible promissory notes       675,570             --
                                                           ---------      -----------

Net cash (used in) provided by financing activities          653,468          (64,866)
                                                           ---------      -----------

Net increase (decrease) in cash and cash equivalents         158,494       (2,084,401)

Cash and cash equivalents at beginning of period             158,840        3,921,506
                                                           ---------      -----------

Cash and cash equivalents at end of period                 $ 317,334      $ 1,837,105
                                                           =========      ===========



           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the 1996 financial statements and footnotes thereto included in the Company's 10-KSB filed with the Securities and Exchange Commission.

NOTE B - LOSS PER COMMON SHARE

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. A restatement of prior periods will not be necessary as common equivalent shares from common stock options and warrants have been excluded from the computation of net loss per share because their effect is antidilutive. The impact of Statement 128 on the calculation of fully diluted "earnings per share" for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The following discussions and analyses contain forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation (the "Company") that involve risks and uncertainties including, but not limited to, statements related to the market acceptance of Arsenal and the adequacy of the Company's cash reserves. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and elsewhere in the report.

               The Company has experienced a significant decrease in revenues and significant operating losses for the three month period ended March 31, 1997. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third party integrator channel. The Company's revenues in past periods have been generated almost entirely from the sale of consulting services and products which the Company no longer sells and are not meaningful in predicting future performance. Although the Company continues to provide product support for the products it no longer sells, this activity is not expected to be meaningful to future operating results. Due to the shift to the development and sale of Arsenal, the Company will derive substantially all of its revenues from licensing Arsenal as well as maintenance contracts for Arsenal.

               The Company's future operating results will depend on many factors, including demand for the Company's Arsenal product, which has only recently been introduced, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of direct sales personnel and in attracting third party integrators in 1997 and future periods. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition.

               The Company has generally recognized product license revenues not subject to significant future obligations upon execution of a licensing agreement and delivery of the software and when collection is deemed probable. Services revenues are recognized as services are performed while maintenance revenues are recognized ratably over the term of the support period.

REVENUES:

               Net revenues historically have primarily consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting services. Net revenues decreased from $90,586 for the three months ended March 31, 1996 to $22,349 for the three months ended March 31, 1997. This decrease was the result of the cessation of sales of the Company's previous products. The majority of the revenues in the three months ended March 31, 1997 are attributable to the recognition of revenue related to maintenance contracts, and are not indicative of any new product sales. The Company anticipates that revenues will continue to decrease until the Company begins to recognize revenues from sales of Arsenal.

COST OF REVENUES:

               Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology. The cost of revenues decreased from $33,524 to $11,020 during the three months ended March 31, 1996 and 1997, respectively, primarily due to the cessation of sales of the Company's previous products. The Company believes that the ratio of cost of revenues to revenues is not meaningful in this period or indicative of future results.

OPERATING EXPENSES:

               Total operating expenses, which are comprised of sales and marketing, research and development, and general and administrative expenses increased from $685,972 to $1,940,498 during the three months ended March 31, 1996 and 1997, respectively. Sales and marketing expenses increased from $178,493 to $816,586 between the three months ended March 31, 1996 and 1997, respectively. This increase was the result of increased staffing as well as costs associated with the Company's attendance at trade shows, print advertising and public relations. Research and development expenses increased from $333,648 to $617,509 during the three months ended March 31, 1996 and 1997, respectively. This increase was the result of additional staffing and expenditures related to the development of Arsenal. General and administrative expenses increased from $173,831 to $506,403 during the three months ended March 31, 1996 and 1997, respectively. This increase was due primarily to increased staffing. The Company anticipates that total operating expenses will continue to increase for the foreseeable future as the Company: (i) expands its sales and marketing functions in order to facilitate the market acceptance and sales of Arsenal; (ii) expands its technical services organization to support customer needs, if and when the Company realizes sales from Arsenal; (iii) adds additional software engineers to fund the development of enhancements to Arsenal and to develop new products.

LIQUIDITY AND CAPITAL RESOURCES

               In June 1996, the Company completed an initial public offering of 2,000,000 shares of Common Stock. In July 1996, the Company completed the public sale of an additional 291,050 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the Underwriter of the Company's initial public offering. As a result of these sales, the Company recorded proceeds of $9.6 million, net of related underwriting discounts and offering expenses. The Company has invested the proceeds from these sales in investment grade, interest-bearing securities, and has not invested in any derivative securities or other financial instruments that involve a high level of risk.

               The Company's cash and short-term investments totaled $2.5 million at March 31, 1997, representing 67% of total assets. The Company used $1.8 million of cash to fund operations for the first quarter of 1997. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers, computer related equipment, office furniture and leasehold improvements associated with a new office facility the Company began occupying in February 1997. Financing activities for the three months ended March 31, 1997 consisted of scheduled lease payments.

               The Company's future capital requirements will depend upon many factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements only through the end of June 1997 at its anticipated level of operations. As a result, the Company is presently seeking funding. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

Going Concern Assumption; Future Capital Needs; No assurance of Future
Financing

               The Company's independent auditors' report on the Company's financial statements at December 31, 1996 and for the years ended December 31, 1995 and 1996 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $8,700,811 at March 31, 1997. The Company currently requires substantial additional funds and there can be no assurance that any independent auditor's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business financial condition and results of operations.

               The Company's future capital requirements will depend upon many factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements only through the end of June 1997 at its anticipated level of operations. As a result, the Company is seeking additional funding. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

Complete Dependence on Recent Product Introduction

               The Company commenced sales of Arsenal, currently the Company's only product, in April 1997. As a result, the Company will derive substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. Consequently, the Company will depend entirely on the successful introduction and commercial acceptance of Arsenal. Unless and until arsenal receives market acceptance the Company will have no material source of revenue. There can be no assurance that Arsenal will achieve market acceptance. The Company's ability to effectuate the introduction of Arsenal will be substantially dependent on the hiring and training of additional personnel and there can be no assurance that the Company will be able to successfully hire and train such personnel. Although the Company has begun to establish distribution channels for Arsenal, commercial acceptance of Arsenal will require the Company to successfully establish additional sales and distribution channels, of which there can be no assurance. Any such failure will have a material adverse effect on the Company's business, financial condition and results of operations. Failure of Arsenal to achieve significant market acceptance and for the Company to achieve profitability will have a material adverse effect on the Company's business, financial condition and results of operations.

Need to Fill Key Executive Positions; Dependence on Limited Number of Key Personnel

               In January 1997, Curtis Faith, the Company's founder and then President, Chief Executive Officer and Chairman of the board resigned from the positions of President and Chief Executive Officer, retaining his role as the Company's Chairman. Consequently, the Company is presently seeking to hire an individual to serve as its Chief Executive Officer. Peter Pitsker, a member of the Company's Board of Directors, is currently serving as the Company's Interim President and Chief Operating officer. In addition, in May 1997, the Company's Vice President of Sales resigned from that position and is now managing the Company's strategic partnership program. As a result the Company is also seeking to hire a new Vice President of Sales.

There can be no assurance that the Company will timely locate and hire either a new Chief Executive Officer or Vice President of Sales, if at all, or that any such new Chief Executive Officer or Vice President of Sales will possess the leadership and other skills to effectively manage the Company. Highly skilled candidates are in great demand and the Company will be required to provide substantial compensation to any new Chief Executive Officer and Vice President of Sales and, any failure by the Company to timely find and hire either of these positions will have a material adverse effect on the Company's business, financial condition and results of operations.

               In addition, the Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. The Company's future success will require it to recruit additional key personnel, in addition to a Chief Executive Officer and a Vice President of Sales, including sales and marketing personnel, product support personnel, and product development personnel. The Company has not entered into employment agreements nor does it have key man life insurance. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

Dependence on Systems Integrators and Third Party Consultants

               Sales automation software products that address the needs of medium- to large-size businesses are typically highly complex and require significant customization that often results in an extensive implementation process. The Company's strategy for implementing Arsenal is dependent on the utilization of third-party integrators to install, customize and service the product. Consequently, third-party integrators are required to undergo a substantial amount of training to be able to apply the Company's products to the varied needs of the Company's current and prospective customers. There can be no assurance that the Company's training will be sufficient or that such integrators will be able to provide the level or quality of service required to meet the needs of the Company's current and prospective customers. The Company will likely be dependent on third-party integrators to complete certain post-delivery obligations prior to the Company's recognition of revenue. Any failure of such integrators to complete such obligations could prevent the Company from recognizing revenue and the failure to so recognize revenue could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to maintain effective, long-term relationships with these integrators, or if such integrators fail to meet the needs of the Company's current and prospective customers in a timely fashion, or at all, such failure would result in a loss of, or delay in, market acceptance or sales and could result in increased product support costs and an injury to the Company's reputation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

               In addition, the Company uses its third-party integrators as a source for sales leads and, to some extent as part of its sales and distribution channels. To the Company's knowledge, such use of third-party integrators by other companies has been limited and there can be no assurance that such third-party integrators will contribute meaningfully to the Company's sales efforts.

               The Company has not and does not plan to enter into or maintain exclusive relationships with third-party integrators and, consequently, such integrators may have existing relationships with, or may undertake new relationships with, the Company's direct competitors. There can be no assurance that such integrators will promote Arsenal effectively, or at all. The failure of the Company to provide sufficient incentive for such integrators will materially and adversely affect the Company's sales of Arsenal which will have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Losses; Quarterly Fluctuations in Performance

               The Company has experienced significant operating losses in each of fiscal 1994, 1995, 1996 and for the three months ended March 31, 1997 and expects to incur significant operating losses for the foreseeable future. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company will derive substantially all of its revenues, from the sale of licenses and maintenance contracts for Arsenal. There can be no assurance that the Company will ever achieve profitability.

               In the past, the Company experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. In addition, the price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering and is expected to continue to do so. Fluctuations in operating results may contribute to volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including volume and timing of orders received, the extent to which the Company is required to establish and support a third-party integrator channel or hire additional sales personnel to supplement such channel, announcements by the Company and its competitors, the timing of commercial introduction of enhancements or competitive products, the impact of price competition on the Company's average selling prices, and the level of research and development required to complete any future product enhancements. Almost all of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the sales automation software market, the Company's failure to introduce any Arsenal enhancements in a timely manner will have a material adverse effect on the Company's business, financial condition and results of operations.

               The Company's operating and other expenses are relatively fixed in the short term. As a result, variations in the timing of revenues will cause significant variations in quarterly operating results. Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may materially adversely affect the Company's business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of revenues for the quarter. Once commitments for such expenditures are undertaken, the Company may be unable to reduce them quickly if revenue is less than expected. In addition, the Company's sales expectations are based entirely on its internal estimates of future demand. Due to these and other factors, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Rapid Technological Change; Risk of Product Delays or Defects

               The sales automation software market is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable. The Company's future success depends in large part upon its ability to obtain market acceptance of Arsenal, develop enhancements to Arsenal to address the changing requirements of its customers, educate third-party integrators regarding Arsenal and anticipate or respond to technological advances, competitive products and emerging industry standards and practices in a timely, cost-effective manner. There can be no assurance that the Company will be successful in marketing and supporting Arsenal or enhancements to Arsenal, if any, or will not experience difficulties that could delay or prevent the successful marketing and support of these products, or that Arsenal or any such product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. The Company has in the past experienced delays in product development, including significant delays in the development of Arsenal. Delays in enhancements to Arsenal, if any, may result in customer dissatisfaction and delay or loss of product and maintenance revenue. in addition, there can be no assurance that Arsenal or other future products will meet the requirements of the marketplace or will conform to industry standards and requirements.

               Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. As a result, such software defects can have a materially adverse effect on the financial condition and operating results of the Company. The Company has in the past discovered software defects in its past products that have materially adversely affected its business, financial conditions and results of operations. There can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in Arsenal, resulting in a loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

 ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

  (a)    Exhibits

         Exhibit
         Number           Description
         ------           -----------

         2.1  (1)       Agreement and Plan of Merger between Borealis
                        Corporation, a Nevada corporation, and Borealis
                        Technology Corporation, a Delaware corporation, dated
                        June 7, 1996.

         3.1  (1)       Registrant's Certificate of Incorporation, as currently
                        in effect.

         3.2  (1)       Registrant's Bylaws, as currently in effect.

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

         10.3 (1)       1994 Stock Plan.

         10.4 (1)       1996 Stock Plan.

         10.5 (1)       1996 Director Option Plan.

         10.6 (1)       Form of Indemnification Agreement.

         10.7 (3)       1997 Employee Stock Purchase Plan.

         10.8 (1)       Asset License and Purchase Agreement between the
                        Registrant and Sales Technologies, Inc., dated April 15,
                        1994.

         10.9 (1) Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.

         10.10(2)       Promissory Note between the Registrant and US Bank dated
                        July 11, 1996.

         27.1           Financial Data Schedule.

         -------------------------

         (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

         (2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-QSB filed August 13, 1996.

         (3) Incorporated by reference to annex filed with the Registrant's Proxy Statement on Schedule 14A filed in connection with Registrant's Annual Meeting of Stockholders to be held on May 27, 1997.

  (b)    Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1997.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BOREALIS TECHNOLOGY CORPORATION
                                     Registrant



                                     BY:   /s/ Pete Pitsker
                                           ----------------------------
                                           Pete Pitsker
                                           President
                                           Chief Operating Officer


Dated:  March 15, 1997

                                 EXHIBIT INDEX

         Exhibit
         No.           Description
         ------           -----------
         27.1           Financial Data Schedule