Form 10QSB
period 1997-06-30
BOREALIS TECHNOLOGY CORP
filed 1997-08-14
CIK 1014767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTER ENDED: JUNE 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Exchange Act for the transition period from __________ to __________

                         Commission file number: 0-28556

                           ---------------------------

                         BOREALIS TECHNOLOGY CORPORATION
       (Exact name of small business issuer as specified in its charter)



               Delaware                                  88-0238203

   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                 Identification Number)

                             4070 Silver Sage Drive
                              Carson City, NV 89701

                    (address of principal executive offices)



                   Issuer's telephone number: (702) 888-3200


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

State the number of shares outstanding of each of the issuer's classes of equity as of the latest practicable date.

                      CLASS                                  OUTSTANDING AT
Common Stock - par value $0.001 ("Common Stock")        June 30, 1997: 3,184,969

Transitional Small Business Disclosure Format (check one): Yes   ; No X .
                                                               ---    ---

                         BOREALIS TECHNOLOGY CORPORATION


                                      INDEX

                                                                        Page No.
                                                                        --------
         PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:

              Condensed Balance Sheets
              December 31, 1996 and June 30, 1997 (unaudited)               3

              Condensed Statements of Operations (unaudited)
              three and six months ended June 30, 1996 and 1997             4

              Condensed Statements of Cash Flows (unaudited)
              six months ended June 30, 1996 and 1997                       5

              Notes to Condensed Financial Statements (unaudited)           6

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

         Risk Factors                                                      10

         PART II.  OTHER INFORMATION

Item 2   Changes in Securities                                             13

Item 6   Exhibits and Reports on Form 8-K                                  13

PART 1 - FINANCIAL INFORMATION

                         BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                          December 31,       June 30,
                                                                            1996              1997
                                                                         ------------      ------------
                                                                                            (unaudited)
ASSETS

  Current assets:
      Cash and cash equivalents                                          $  3,921,506      $    159,366
      Accounts receivable                                                       2,000             1,800
      Certificate of deposit                                                       --           650,000
      Other current assets                                                    136,073           116,942
                                                                         ------------      ------------
            Total current assets                                            4,059,579           928,108

    Property and equipment, net                                               856,653           939,671

    Long-term investment                                                      650,000                --

    Other assets                                                               40,850            47,474
                                                                         ------------      ------------
                Total assets                                             $  5,607,082      $  1,915,253
                                                                         ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    Current liabilities:
      Accounts payable                                                   $    258,377      $    502,139
      Accrued employee compensation                                           298,492           378,134
      Promissory note                                                              --           650,000
      Other current liabilities                                               320,739           665,417
                                                                         ------------      ------------
            Total current liabilities                                         877,608         2,195,690

    Long-term obligations                                                     738,800            38,691
                                                                         ------------      ------------
                Total liabilities                                           1,616,408         2,234,381
                                                                         ------------      ------------

    Stockholders' equity (deficit):
      Preferred stock, $.001 par value:
        Authorized shares - 5,000,000
        Issued and outstanding - none
      Common stock, $.001 par value:
        Authorized shares - 10,000,000
        Issued and outstanding shares - 3,184,506 and 3,184,969
        at December 31, 1996, and June 30, 1997, respectively                   3,185             3,185

      Additional paid-in capital                                           10,777,241        10,827,091

      Accumulated deficit                                                  (6,789,752)      (11,149,404)
                                                                         ------------      ------------
                Total stockholders' equity (deficit)                        3,990,674          (319,128)
                                                                         ------------      ------------
                Total liabilities and stockholders' equity (deficit)     $  5,607,082      $  1,915,253
                                                                         ============      ============



            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             Three Months Ended June 30,       Six Months Ended June 30,
                                           -----------------------------     ----------------------------
                                               1996             1997             1996             1997
                                           -----------      -----------      -----------      -----------
 Total revenues                            $    32,474      $   185,005      $   123,060      $   207,354

 Cost of revenues                               12,098           25,248           45,622           36,268
                                           -----------      -----------      -----------      -----------

 Gross profit                                   20,376          159,757           77,438          171,086

 Operating expenses:
      Sales and marketing                      687,531        1,559,490          866,024        2,376,076
      Research and development                 402,403          558,803          736,051        1,176,312
      General and administrative               316,778          486,566          490,609          992,969
                                           -----------      -----------      -----------      -----------
              Total operating expenses       1,406,712        2,604,859        2,092,684        4,545,357

 Loss from operations                       (1,386,336)      (2,445,102)      (2,015,246)      (4,374,271)

 Interest income (expense)                     (38,158)          (3,491)         (55,464)          14,619
                                           -----------      -----------      -----------      -----------
 Net loss                                  $(1,424,494)     $(2,448,593)     $(2,070,710)     $(4,359,652)
                                           ===========      ===========      ===========      ===========
Net loss per common and
 common share equivalent                   $     (1.90)     $     (0.77)     $     (2.95)     $     (1.37)
                                           ===========      ===========      ===========      ===========
Weighted average common and common
equivalent shares outstanding                  751,294        3,184,781          701,475        3,184,644
                                           ===========      ===========      ===========      ===========




            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended June 30,
                                                            ----------------------------
                                                               1996              1997
                                                            -----------      -----------
OPERATING ACTIVITIES
Net loss                                                    $(2,070,710)     $(4,359,652)
Adjustments to reconcile net loss to net cash used
  in operating activities:
        Depreciation and amortization                            52,167          169,526
        Noncash charges (credits), net                               --           47,930
        Changes in assets and liabilities:
          Accounts receivable                                    10,490              200
          Other assets                                         (117,373)          12,507
          Accounts payable                                      110,498          243,762
          Other liabilities                                     215,044          374,211
                                                            -----------      -----------
Net cash used in operating activities                        (1,799,884)      (3,511,516)

INVESTING ACTIVITIES
Purchases of property and equipment                            (184,345)        (252,544)
Proceeds from disposal of property and equipment
                                                                     --              250
                                                            -----------      -----------
Net cash used in investing activities                          (184,345)        (252,294)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options                       --            1,670
Proceeds from issuance of notes payable to stockholders         750,000               --
Initial public offering costs payable                           142,716               --
Proceeds from sale of common stock, net                       8,352,400               --
Proceeds from issuance of convertible promissory notes          675,570               --
                                                            -----------      -----------
Net cash (used in) provided by financing activities           9,920,686            1,670
                                                            -----------      -----------

Net increase (decrease) in cash and cash equivalents          7,936,457       (3,762,140)

Cash and cash equivalents at beginning of period                158,840        3,921,506
                                                            -----------      -----------
Cash and cash equivalents at end of period                  $ 8,095,297      $   159,366
                                                            ===========      ===========



            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the 1996 financial statements and footnotes thereto included in the Company's 10-KSB and the Company's registration statement on form SB-2 declared effective by the Securities and Exchange Commission on July 21, 1997.

NOTE B - FINANCING

On July 25, 1997, the Company successfully completed a follow-on public offering. The Company issued 1,400,000 shares of its Common Stock with proceeds net of offering expenses and underwriter's discounts of approximately $4.0 million. On August 8, 1997, the Company issued 210,000 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of its secondary public offering, with proceeds net of offering expenses and underwriter's discounts of approximately $0.6 million.

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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. A restatement of prior periods will not be necessary as common equivalent shares from common stock options and warrants have been excluded from the computation of net loss per share as their effect is anti-dilutive. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions and analyses contain forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation ("Borealis" or the "Company") that involve risks and uncertainties including, but not limited to, statements related to the market acceptance of Arsenal and the adequacy of the Company's cash reserves. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and elsewhere in this report.

         The Company has experienced significant operating losses for the three month and six month periods ended June 30, 1997. In the three months ended June 30, 1997, the Company completed development of its new sales force automation product, Arsenal, and shipped Arsenal to initial customers.

         In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third party integrator channel. The Company's revenues in periods prior to the three months ended June 30, 1997 have been generated almost entirely from the sale of consulting services and products which the Company no longer sells and are not meaningful in predicting future performance. Although the Company continues to provide product support for the products it no longer sells, this activity is not expected to be meaningful to future operating results. Due to the shift to the development and sale of Arsenal, the Company will derive substantially all of its revenues from licensing Arsenal as well as maintenance contracts for Arsenal.

         The Company's future operating results will depend on many factors, including demand for the Company's Arsenal product, which has only recently been introduced, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a Vice President of Sales and a substantial number of direct sales personnel and in attracting third party integrators in 1997 and future periods. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         The Company has generally recognized product license revenues not subject to significant future obligations upon execution of a licensing agreement and delivery of the software and when collection is deemed probable. Services revenues are recognized as services are performed while maintenance revenues are recognized ratably over the term of the support period.

REVENUES:

         Revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting services. Revenues increased from $32,474 for the three months ended June 30, 1996 to $185,005 for the comparable period ended June 30, 1997. Revenues increased from $123,060 to $207,354 between the six months ending June 30, 1996 and 1997, respectively. Both of these increases are the result of the recent introduction and initial sales of the Company's new sales force automation product, Arsenal. Although the Company has now recognized revenue in connection with sales of its Arsenal product, there can be no assurance that the Company's revenues will continue to increase or fail to decrease, and any further increases in the Company's revenues will be dependent upon, among other things, the market acceptance of Arsenal and the Company's ability to attract, retain and assimilate additional sales personnel.

COST OF REVENUES:

         Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology and the wages of technical services personnel. The cost of revenues increased from $12,098 to $25,248 between the three months ended June 30, 1996 and 1997, primarily due to initial sales of the Company's new sales force automation product, Arsenal. Between the six months ended June 30, 1996 and 1997, the cost of revenues decreased from $45,622 to $36,268. This decrease is primarily the result of the decrease in amounts incurred pursuant to royalty obligations. The Company anticipates that the absolute dollar spending for cost of revenues will increase in the foreseeable future as the Company expands its technical services organization to support customer needs. However, since the Company only recently introduced Arsenal, the Company believes that the ratio of cost of revenues to revenues is not meaningful in this period or indicative of future results.


OPERATING EXPENSES:

         Total operating expenses are comprised of sales and marketing, research and development, and general and administrative expenses. Sales and marketing expenses increased from $687,531 to $1,559,490 between the three months ended June 30, 1996 and 1997 and increased from $866,024 to $2,376,076 between the six month periods ended June 30, 1996 and 1997. Both of these increases were the result of increased staffing as well as costs associated with the Company's attendance at trade shows, print advertising and public relations. Research and development expenses increased from $402,403 to $558,803 between the three months ended June 30, 1996 and 1997 and increased from $736,051 to $1,176,312 between the six month periods ended June 30, 1996 and 1997. Both of these increases are the result of additional staffing and expenditures related to the development of Arsenal. General and administrative expenses increased from $316,778 to $486,566 between the three months ended June 30, 1996 and 1997 and increased from $490,609 to $992,969 between the six month periods ended June 30, 1996 and 1997. Both of these increases were due primarily to increased staffing. The Company anticipates that total operating expenses will continue to increase for the foreseeable future as the Company: (i) expands its sales and marketing function in order to facilitate the market acceptance and sale of Arsenal and
(ii) adds additional software engineers to fund the development of enhancements to Arsenal and develop new products.

         Based on the Company's research and development process, costs incurred between the establishment of technical feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

LIQUIDITY AND CAPITAL RESOURCES

         In July 1997, the Company completed a follow-on public offering (the "Offering") of 1,400,000 shares of Common Stock. In August 1997, the Company completed the public sale of an additional 210,000 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of the Company's Offering. As a result of these offerings, the Company recorded proceeds of approximately $4.6 million, net of related underwriting discounts and offering expenses. The Company has invested the proceeds from these offerings in investment grade, interest-bearing securities, and has not invested in any derivative securities or other financial instruments that involve a high level of risk.

         The Company's cash and short-term investments totaled $159,366 at June 30, 1997, representing 8% of total assets. The Company used $1.6 million of cash to fund operations for the second quarter of 1997. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers and computer related equipment. Other than the Offering, there were no significant additional financing activities for the three months ended June 30, 1997.

         During July 1997, the Company issued a $250,000 promissory note bearing interest of 10% per annum which was due on demand seven days following the closing of the Offering. In connection with the promissory note, the Company issued a warrant to purchase up to 50,000 shares of the Company's Common Stock. The exercise price of the warrant is equal to the fair market value of the Company's Common Stock price at the date of execution. The warrant expires five years from its execution date. In addition, in July 1997, the Company borrowed $250,000 pursuant to a bank credit line personally guaranteed by certain directors of the Company. These borrowings accrue interest at 10.25% per annum and are due and payable on July 14, 1998.

         The Company's future capital requirements will depend upon many factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that the proceeds from the Offering, together with existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months at its anticipated level of operations, which includes increases in expenses, particularly sales and marketing expenses, and costs of revenues. However the Company may seek additional funding during the next 12 months and will likely seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

Going Concern assumption; Future Capital Needs Uncertain; No assurance of Future Financing

         The Company's independent auditors' report on the Company's financial statements at December 31, 1996 and for the years ended December 31, 1995 and 1996 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $11,149,404 at June 30, 1997. The Company may require substantial additional funds in the future and there can be no assurance that any independent auditor's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business financial condition and results of operations.

         The Company's future capital requirements will depend upon many factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. In July and August 1997, the Company raised approximately $4.6 million from a secondary offering (the "Offering") and anticipates that the proceeds from the Offering, together with existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 12 months at its anticipated level of operations, which includes increases in expenses, particularly sales and marketing expenses, and costs of revenues. However the Company may seek additional funding during the next 12 months and will likely seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Need to Fill Key Sales Executive Position; Dependence on Limited Number of Key Personnel

         In May 1997, the Company's Vice President of Sales resigned from that position. As a result, the Company is seeking to hire a new Vice President of Sales.

         There can be no assurance that the Company will timely locate and hire a new Vice President of Sales, if at all, or that any such new Vice President of Sales will possess the vision, leadership and other skills to effectively manage the sales department of the Company. Highly skilled candidates are in great demand and the Company will be required to provide substantial compensation to any new Vice President of Sales and, any failure by the Company to timely find and hire a Vice President of Sales will have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. The Company's future success will require it to recruit additional key personnel, in addition to a Vice President of Sales, including sales and marketing personnel, product support, and product development. The Company has not entered into employment agreements nor does it have key man life insurance. The Company believes that its future success also substantially depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

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

Recent Losses; Quarterly Fluctuations in Performance

         The Company has experienced significant operating losses in each of fiscal 1994, 1995, 1996 and for the three months and six months ended June 30, 1997 and expects to incur significant operating losses for the foreseeable future. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company will derive substantially all of its revenues, from the sale of Arsenal licenses and maintenance contracts for Arsenal. There can be no assurance that the Company will ever achieve profitability.

         In the past, the Company experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. In addition, the price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering and is expected to continue to do so. Fluctuations in operating results may contribute to volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including volume and timing of orders received, the extent to which the Company is required to establish and support a third-party integrator channel or hire additional sales personnel to supplement such channel, announcements by the Company and its competitors, the timing of commercial introduction of enhancements or competitive products, the impact of price competition on the Company's average selling prices and the level of research and development required to complete any future product enhancements. Almost all of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the sales automation software market, the Company's failure to introduce any Arsenal enhancements in a timely manner will have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 2. CHANGES IN SECURITIES

        In July of 1997, Borealis issued a promissory note in principal amount of $250,000 and a warrant to purchase 50,000 shares of Common Stock to Oxbow LLC. The issuance of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance on
Section 4(2) under such Act, as a transaction by an issuer not involving a public offering.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                   Exhibit
                   Number     Description
                   ------     -----------
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

                  10.1(1)     Real Property Lease between Registrant and Incline
                              Investors Group, dated June 15, 1995.

                  10.2(1)     Real Property Sublease between Registrant and U.S.
                              Bank of Nevada, dated November 7, 1995.

                  10.3(1)     1994 Stock Plan.

                  10.4(1)     1996 Stock Plan.

                  10.5(1)     1996 Director Option Plan.

                  10.6(3)     1997 Employee Stock Purchase Plan.

                  10.7(1)     Form of Indemnification Agreement.

                  10.8(1)     Asset License and Purchase Agreement between the
                              Registrant and Sales Technologies, Inc., dated
                              April 15, 1994.

                  10.9(1)     Form of Warrant for 2,000 shares granted to Peter
                              Pitsker on June 11, 1996.

                  10.10(1)    Form of Warrant for 7,000 shares granted to Jerry
                              Brooks on June 11, 1996.

                  10.11(1)    Form of Warrant granted to H.J. Meyers & Co.,
                              Inc. in connection with the Registrant's initial public offering.

                  10.12(4)    Form of Warrant granted to H.J. Meyers & Co.,
                              Inc. in connection with the Registrant's 1997 public offering.

                  10.13(1)    Lease between the Registrant and DBB Holdings,
                              Inc., dated June 11, 1996.

                  10.14(2)    Promissory Note between the Registrant and US
                              Bank, dated July 11, 1996.

                  10.15(4) Solution Provider Agreement between the Company and American Technology Corporation, dated
                              October 4, 1996.

                  10.16(4)    Promissory Note issued to Oxbow LLC

                  10.16(4) Warrant to Purchase Shares of Common Stock issued to Oxbow LLC

                  10.17(4)    Rights Agreement with Oxbow LLC

                  27.1        Financial Data Schedule

                  -------------------------

                  (1) Incorporated by reference to exhibits filed with
                      Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

                  (2) Incorporated by reference to exhibits filed with
                      Registrant's Quarterly Report on Form 10-QSB filed August 13, 1996.

                  (3) Incorporated by reference to annex filed with Registrant's
                      Definite Proxy Statement on Schedule 14A filed April 11, 1997.

                  (4) Incorporated by reference to exhibits filed with the
                      Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.

         (b)      Reports on Form 8-K.

                       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BOREALIS TECHNOLOGY CORPORATION
                                               Registrant



                                               BY:   /s/ John W. Murphy
                                                   -------------------------
                                                    John W. Murphy
                                                    President
                                                    Chief Executive Officer


Date:  August 14, 1997

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   EXHIBITS
------                   --------
  27.1                Financial Data Schedule