Form 10QSB
period 1997-09-30
BOREALIS TECHNOLOGY CORP
filed 1997-11-14
CIK 1014767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE QUARTER ENDED: SEPTEMBER 30, 1997

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

                 FOR THE TRANSITION PERIOD FROM ______ TO ______

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

                                 (702) 888-3200
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X     No
                                                              -----      -----

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

                   CLASS                                  OUTSTANDING AT
Common Stock - par value $.001 ("Common Stock")    September 30, 1997: 4,826,644


Transitional Small Business Disclosure Format (check one): Yes      ; No   X  .
                                                               -----     -----

                         BOREALIS TECHNOLOGY CORPORATION



                                      INDEX



                                                                        Page No.
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

             Condensed Balance Sheets
             September 30, 1997 (unaudited) and December 31, 1996            3

             Condensed Statements of Operations (unaudited)
             three and nine months ended September 30, 1997 and 1996         4

             Condensed Statements of Cash Flows (unaudited)
             nine months ended September 30, 1997 and 1996                   5

             Notes to Condensed Financial Statements (unaudited)             6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                7

          Risk Factors                                                      10

          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  13

PART 1 - FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

                              BOREALIS TECHNOLOGY CORPORATION
                                 CONDENSED BALANCE SHEETS


                                                                September 30,        December 31,
                                                                    1997                1996
                                                                    ----                ----
ASSETS                                                           (unaudited)
   Current assets:
     Cash and cash equivalents                                  $  2,892,389        $  3,921,506
     Accounts receivable                                             222,308               2,000
     Short term certificate of deposit                               650,000                  --
     Other current assets                                            259,314             136,073
                                                                ------------        ------------
           Total current assets                                    4,024,011           4,059,579

   Property and equipment, net                                       873,604             856,653

   Long-term investment                                                   --             650,000

   Other assets                                                       48,049              40,850
                                                                ------------        ------------

               Total assets                                     $  4,945,664        $  5,607,082
                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Line of credit                                             $    250,000        $         --
     Accounts payable                                                169,397             258,377
     Accrued employee compensation and benefits                      406,975             298,492
     Promissory note                                                 650,000                  --
     Other current liabilities                                       645,552             320,739
                                                                ------------        ------------
           Total current liabilities                               2,121,924             877,608

   Long-term obligations                                              31,715             738,800
                                                                ------------        ------------

               Total liabilities                                   2,153,639           1,616,408
                                                                ------------        ------------

   Stockholders' equity:
     Preferred stock, $.001 par value:
       Authorized shares - 5,000,000
       Issued and outstanding - none
     Common stock, $.001 par value:
       Authorized shares - 10,000,000
       Issued and outstanding shares - 4,826,644 and
       3,184,506 at September 30, 1997 and
       December 31, 1996, respectively                                 4,827               3,185
     Additional paid-in capital                                   15,518,263          10,777,241
     Notes receivable from stockholders                              (93,124)                 --
     Accumulated deficit                                         (12,637,941)         (6,789,752)
                                                                ------------        ------------
               Total stockholders' equity                          2,792,025           3,990,674
                                                                ------------        ------------

               Total liabilities and stockholders' equity       $  4,945,664        $  5,607,082
                                                                ============        ============

            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              Three Months Ended Sept 30,      Nine Months Ended Sept 30,
                                              ---------------------------      --------------------------
                                                  1997          1996              1997           1996
                                                  ----          ----              ----           ----
 Total revenues                                $   520,927        28,621       $   728,281    $   151,681

 Cost of revenues                                    1,061        12,951            37,329         58,573
                                               -----------   -----------       -----------    -----------

 Gross profit                                      519,866        15,670           690,952         93,108

 Operating expenses:
     Sales and marketing                           974,667       801,386         3,350,743      1,667,410
     Research and development                      578,510       591,529         1,754,822      1,327,580
     General and administrative                    462,482       579,354         1,455,451      1,069,963
                                               -----------   -----------       -----------    -----------
             Total operating expenses            2,015,659     1,972,269         6,561,016      4,064,953
                                               -----------   -----------       -----------    -----------

 Loss from operations                           (1,495,793)   (1,956,599)       (5,870,064)    (3,971,845)

 Interest income (expense), net                      7,256        45,726            21,875         (9,738)
                                               -----------   -----------       -----------    -----------

 Net loss                                      $(1,488,537)  $(1,910,873)      $(5,848,189)   $(3,981,583)
                                               ===========   ===========       ===========    ===========

 Net loss per common share                     $     (0.34)  $     (0.61)      $     (1.64)   $     (2.55)
                                               ===========   ===========       ===========    ===========

 Weighted average common shares outstanding      4,346,577     3,130,725         3,576,211      1,560,567
                                               ===========   ===========       ===========    ===========



            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                   1997               1996
                                                                   ----               ----
OPERATING ACTIVITIES
Net loss                                                       $(5,848,189)       $(3,981,583)
Adjustments to reconcile net loss to net cash used
   in operating activities:
       Depreciation and amortization                               255,914             93,383
       Noncash charges (credits), net                               69,756                 --
       Changes in operating assets and liabilities:
         Accounts receivable                                      (220,308)            36,188
         Other assets, net                                        (130,440)          (188,550)
         Accounts payable                                          (88,980)            41,136
         Other liabilities, net                                    376,211              7,101
                                                               -----------        -----------

Net cash used in operating activities                           (5,586,036)        (3,992,325)

INVESTING ACTIVITIES
Investment in certificate of deposit                                    --           (650,000)
Purchases of property and equipment                               (272,865)          (253,030)
Proceeds from disposal of property and equipment                       250                 --
Loan to stockholder                                                (18,125)                --
                                                               -----------        -----------

Net cash used in investing activities                             (290,740)          (903,030)

FINANCING ACTIVITIES
Proceeds from exercise of common stock options                       1,672                 --
Proceeds from issuance of notes payable to stockholders                 --            750,000
Repayment of notes payable to stockholders                              --           (971,311)
Borrowings under line of credit                                    250,000            650,000
Issuance of promissory note                                        250,000                 --
Repayment of promissory note                                      (250,000)                --
Proceeds from sale of common stock, net                          4,595,987          9,589,657
Proceeds from issuance of convertible promissory notes                  --            675,570
                                                               -----------        -----------

Net cash provided by financing activities                        4,847,659         10,693,916
                                                               -----------        -----------

Net increase (decrease) in cash and cash equivalents            (1,029,117)         5,798,561

Cash and cash equivalents at beginning of period                 3,921,506            158,840
                                                               -----------        -----------

Cash and cash equivalents at end of period                     $ 2,892,389        $ 5,957,401
                                                               ===========        ===========


            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the 1996 financial statements and footnotes thereto included in the Company's 10-KSB and the Company's registration statement on form SB-2 declared effective by the Securities and Exchange Commission on July 21, 1997.

NOTE B - FINANCING

On July 25, 1997, the Company successfully completed a follow-on public offering. The Company issued 1,400,000 shares of its Common Stock with proceeds net of offering expenses and underwriter's discounts of approximately $4.0 million. On August 8, 1997, the Company issued 210,000 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of its follow-on public offering, with proceeds net of offering expenses and underwriter's discounts of approximately $0.6 million.

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

NOTE D - BORROWINGS

At September 30, 1997, the Company has a promissory note payable to a bank for $650,000. The note matures on January 11, 1998 and bears interest of 7.55% per annum. The note is collateralized by the $650,000 certificate of deposit and places certain business and borrowing restrictions on the Company.

In July, 1997 the Company borrowed $250,000 pursuant to a bank credit line subject to certain restrictive covenants. These borrowings accrue interest at 10.25% per annum and are due and payable on July 14, 1998.

NOTE E - USE OF ESTIMATES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following contains forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation ("Borealis" or the "Company") that involve risks and uncertainties. These statements include, but are not limited to, statements related to the market acceptance of Arsenal and the adequacy of the Company's cash reserves. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and elsewhere in this report.

        The Company has experienced significant operating losses for the three month and nine month periods ended September 30, 1997. In the quarter ended June 30, 1997, the Company completed development of its new sales force automation product, Arsenal. To date, the Company has shipped Arsenal to 4 customers and has received follow-on orders from 2 of its initial customers.

        In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third party integrator channel. The Company's revenues in periods prior to the quarter ended June 30, 1997 have been generated almost entirely from the sale of consulting services and products which the Company no longer sells and are not meaningful in predicting future performance. Due to the shift to the development and sale of Arsenal, the Company will derive substantially all of its revenues from licensing Arsenal and maintenance contracts for Arsenal.

        The Company's future operating results will depend on many factors, including demand for Arsenal, which was only recently introduced in the second quarter of 1997, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding a substantial number of direct sales personnel and in attracting third party integrators in 1997 and future periods. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company has generally recognized product license revenue not subject to significant future obligations following execution of a licensing agreement and delivery of the software and when collection is deemed probable. Service revenues are recognized as services are performed while maintenance revenues are recognized ratably over the term of the support period.

REVENUES:

        Revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting and training services. Revenues increased from $28,621 for the three months ended September 30, 1996 to $520,927 for the comparable period ended September 30, 1997. Revenues increased from $151,681 to $728,281 between the nine months ending September 30, 1996 and 1997, respectively. Both of these increases are the result of the introduction and initial sales of the Company's new sales force automation product, Arsenal. There can be no assurance that the Company's revenues will continue to increase or fail to decrease, and any further increases in the Company's revenues will be dependent upon, among other things, market acceptance of Arsenal and the Company's ability to attract, retain and assimilate additional sales personnel.

COST OF REVENUES:

        Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology and the wages of technical services personnel. The cost of revenues decreased from $12,951 to $1,061 between the three months ended September 30, 1996 and 1997. Between the nine months ended September 30, 1996 and 1997, the cost of revenues decreased from $58,573 to $37,329. The Company anticipates that the absolute dollar spending for cost of revenues will increase in the foreseeable future as the Company expands its technical services organization to support customer needs. However, since the Company only recently introduced Arsenal, the Company believes that the ratio of cost of revenues to revenues are not meaningful in the periods presented or indicative of future ratios.

OPERATING EXPENSES:

        Total operating expenses are comprised of sales and marketing, research and development, and general and administrative expenses. Sales and marketing expenses increased from $801,386 to $974,667 between the three months ended September 30, 1996 and 1997 and increased from $1,667,410 to $3,350,743 between the nine month periods ended September 30, 1996 and 1997. Both of these increases were the result of increased staffing as well as costs associated with the Company's attendance at trade shows, print advertising and public relations. Research and development expenses decreased from $591,529 to $578,510 between the three months ended September 30, 1996 and 1997 and increased from $1,327,580 to $1,754,822 between the nine month periods ended September 30, 1996 and 1997. The decrease in research and development expenses between the three months ended September 30, 1996 and 1997 is a result of a
decrease in costs expended to   purchase certain technology. The increase in
research and development expenses between the nine months ended September 30, 1996 and 1997 is due to an increase in staffing and expenditures related to the development of Arsenal. General and administrative expenses decreased from $579,354 to $462,482 between the three months ended September 30, 1996 and 1997 and increased from $1,069,963 to $1,455,451 between the nine month periods ended September 30, 1996 and 1997. The decrease in general and administrative expenses between the three months ended September 30, 1996 and 1997 is primarily due to a decrease in staffing between the third quarters of 1996 and 1997. The increase in general and administrative expenses between the nine months ended September 30, 1996 and 1997 is due to an increase in staffing between the first two quarters of 1996 and 1997. The Company anticipates that total operating expenses will continue to increase for the foreseeable future as the Company: (i) expands its sales and marketing function in order to facilitate the market acceptance and sale of Arsenal and (ii) adds additional software engineers to fund the development of enhancements to Arsenal and develop new products.

        Based on the Company's research and development process, costs incurred between the establishment of technical feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

NET LOSS:

        As a result of the factors discussed above, the net loss for the three months ended September 30, 1997 decreased from a loss of $1,910,873 for the three months ended September 30, 1996 to a loss of $1,488,537 for the three months ended September 30, 1997. Between the nine months ended September 30, 1996 and 1997, the net loss increased from $3,981,583 to a loss of $5,848,189, again, as a result of the factors discussed above.

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

        The Company's cash and short-term investments totaled $2,892,389 at September 30, 1997, representing 58% of total assets. The Company used $2.1 million of cash to fund operations for the third quarter of 1997. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers and computer related equipment. The Company's principal financing activities consisted of the Offering, the issuance in July 1997 of a $250,000 short-term promissory note, which was paid off during the third quarter, and borrowings under a newly established $250,000 line of credit.

        The $250,000 promissory note issued in July 1997 bore interest of 10% per annum and was due on demand seven days following the closing of the Offering. In connection with the promissory note, the Company issued a warrant to purchase up to 50,000 shares of the Company's Common Stock. The warrant expires five years from its execution date. In addition, in July 1997, the Company borrowed $250,000 pursuant to a bank credit line subject to certain restrictive covenants. These borrowings accrue interest at 10.25% per annum and are due and payable on July 14, 1998.

        The Company recently hired a new Senior Vice President of World Wide Sales and Services, Dave Bouchard, and a new Vice President of Business Development, Michael D'Eath. As part of Mr. Bouchard's compensation, he will be entitled to receive a $250,000 loan, payable on his start date. Such loan will be forgiven over three years, assuming continued employment with the Company. Additionally, Mr. Bouchard will be entitled to receive a $425,000 loan in January 1998, if and when the Company secures at least $3 million in additional equity financing. Such loan will be forgiven over three years, assuming continued employment with the Company. If the Company is not able to secure at least $3 million in additional equity financing, Mr. Bouchard's loan for $250,000 will be immediately forgiven and charged to expense. As part of Mr. D'Eath's compensation, he will be entitled to receive an $80,000 bonus after 45 days of employment, but no later than January 5, 1998.

        The Company's future capital requirements will depend upon many factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that the existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 4 months at its anticipated level of operations, which includes increases in expenses, particularly sales and marketing expenses, and costs of revenues. However, the Company plans to seek additional funding during the next 4 months and will likely seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

Going Concern Assumption; Future Capital Needs Uncertain; No Assurance of Future Financing

        The company's independent auditors' report on the Company's financial statements at December 31, 1996 and for the years ended December 31, 1995 and 1996 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $12,637,941 at September 30, 1997. The Company may require substantial additional funds in the future and there can be no assurance that any independent auditor's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business financial condition and results of operations.

        The Company's future capital requirements will depend upon many factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company anticipates that existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for at least the next 4 months at its anticipated level of operations, which includes increases in expenses, particularly sales and marketing expenses, and costs of revenues. However, the Company may seek additional funding during the next 4 months and will likely seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

Complete Dependence on Recent Product Introduction

        The Company commenced sales of Arsenal, currently the Company's only product, in April 1997. As a result, the Company will derive substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. Consequently, the Company will depend entirely on the successful roll-out and commercial acceptance of Arsenal. Unless and until Arsenal receives significant market acceptance, the Company will not have a source of revenue sufficient enough to cover operating expenses. There can be no assurance that Arsenal will achieve significant market acceptance. The Company's ability to effectuate the roll-out of Arsenal will be substantially dependent on the hiring and training of additional personnel and there can be no assurance that the Company will be able to successfully hire and train such personnel. Although the Company has begun to establish distribution channels for Arsenal, commercial acceptance of Arsenal will require the Company to successfully establish additional sales and distribution channels, of which there can be no assurance. Any such failure will have a material adverse effect on the Company's business, financial condition and results of operations. Failure of Arsenal to achieve significant market acceptance and for the Company to achieve profitability will have a material adverse effect on the Company's business, financial condition and results of operations.

Recent Hires of Key Executives; Need to Fill Key Executive Position; Dependence on Limited Number of Key Personnel

        The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. In particular, the Company's President and Chief Executive Officer has been with the Company only since July 1997 and the Company's Senior Vice President of World Wide Sales and Services, Dave Bouchard, and its Vice President of Business Development, Michael D'Eath, will be joining the Company in November 1997. Additionally, the Company is currently seeking to hire a Vice President of Marketing. The Company's future success will require it to recruit additional key personnel, including additional sales and marketing personnel. The Company has not entered into employment agreements nor does it have key man life insurance. The Company believes that its future success depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

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

Recent Losses; Quarterly Fluctuations in Performance

        The Company has experienced significant operating losses in each of fiscal 1994, 1995, 1996 and for the three months and nine months ended September 30, 1997 and expects to incur significant operating losses for the foreseeable future. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company will derive substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. There can be no assurance that the Company will ever achieve profitability.

        The Company has experienced significant fluctuations in its quarterly operating results, and it anticipates that such fluctuations will continue and could intensify in the future. In addition, the price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering and is expected to continue to do so. Fluctuations in operating results may contribute to volatility in the price of the Company's Common Stock. Operating results may fluctuate as a result of many factors, including volume and timing of orders received, the extent to which the Company is required to establish and support a third-party integrator channel or hire additional sales personnel to supplement such channel, announcements by the Company and its competitors, the timing of commercial introduction of enhancements or competitive products, the impact of price competition on the Company's average selling prices, and the level of research and development required to complete any future product enhancements. Almost all of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the sales automation software market, the Company's failure to introduce any Arsenal enhancements in a timely manner will have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                Exhibit
                Number       Description
                ------       -----------
               2.1(1)        Agreement and Plan of Merger between Borealis Corporation, a Nevada corporation, and Borealis Technology Corporation, a Delaware corporation, dated June 7, 1996.
               3.1(1)        Registrant's Certificate of Incorporation, as currently in effect.
               3.2(1)        Registrant's Bylaws, as currently in effect.
               10.1(1)       Real Property Lease between Registrant and Incline
                             Investors Group, dated June 15, 1995.
               10.2(1)       Real Property Sublease between Registrant and
                             U.S. Bank of Nevada, dated November 7, 1995.
               10.3(1)       1994 Stock Plan.
               10.4(1)       1996 Stock Plan.
               10.5(1)       1996 Director Option Plan.
               10.6(3)       1997 Employee Stock Purchase Plan.
               10.7(1)       Form of Indemnification Agreement.
               10.8(1)       Asset License and Purchase Agreement between the Registrant and
                             Sales Technologies, Inc., dated April 15, 1994.
               10.9(1)       Form of Warrant for 2,000 shares granted to Peter Pitsker on June 11, 1996.
               10.10(1)      Form of Warrant for 7,000 shares granted to Jerry Brooks on June 11, 1996.
               10.11(1)      Form of Warrant granted to H.J. Meyers & Co., Inc. in connection with the
                             Registrant's initial public offering.
               10.12(4)      Form of Warrant granted to H.J. Meyers & Co., Inc. in connection with the
                             Registrant's 1997 public offering.
               10.13(1)      Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
               10.14(2)      Promissory Note between the Registrant and US Bank, dated
                             July 11, 1996.
               10.15(4)      Solution Provider Agreement between the Company and
                             American Technology Corporation, dated October 4, 1996.
               10.16(4)      Promissory Note issued to Oxbow LLC.
               10.16(4)      Warrant to Purchase Shares of Common Stock issued to Oxbow LLC.
               10.17(4)      Rights Agreement with Oxbow LLC.
               10.18         Silicon Valley Bank Business Loan Agreement
               27.1          Financial Data Schedule

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

        (2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10-QSB filed August 13, 1996.

        (3) Incorporated by reference to annex filed with Registrant's Definite Proxy Statement on Schedule 14A filed April 11, 1997.

        (4) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.

(b)  Reports on Form 8-K.

     A report on Form 8-K was filed by the Registrant on September 16, 1997. The unaudited balance sheet as of July 31, 1997 was filed as part of the report.

                                    SIGNATURE



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            BOREALIS TECHNOLOGY CORPORATION
                                            Registrant



                                            BY:    /s/ Elizabeth J. Gaspar
                                                   -----------------------
                                                   Elizabeth J. Gaspar
                                                   Executive Vice President
                                                   Chief Financial Officer


Date:  November 14, 1997

                                INDEX TO EXHIBITS

 Exhibit
 Number       Description
 ------       -----------
2.1(1)        Agreement and Plan of Merger between Borealis Corporation, a Nevada corporation, and Borealis Technology Corporation, a Delaware corporation, dated June 7, 1996.
3.1(1)        Registrant's Certificate of Incorporation, as currently in effect.
3.2(1)        Registrant's Bylaws, as currently in effect.
10.1(1)       Real Property Lease between Registrant and Incline
              Investors Group, dated June 15, 1995.
10.2(1)       Real Property Sublease between Registrant and
              U.S. Bank of Nevada, dated November 7, 1995.
10.3(1)       1994 Stock Plan.
10.4(1)       1996 Stock Plan.
10.5(1)       1996 Director Option Plan.
10.6(3)       1997 Employee Stock Purchase Plan.
10.7(1)       Form of Indemnification Agreement.
10.8(1)       Asset License and Purchase Agreement between the Registrant and
              Sales Technologies, Inc., dated April 15, 1994.
10.9(1)       Form of Warrant for 2,000 shares granted to Peter Pitsker on June 11, 1996.
10.10(1)      Form of Warrant for 7,000 shares granted to Jerry Brooks on June 11, 1996.
10.11(1)      Form of Warrant granted to H.J. Meyers & Co., Inc. in connection with the
              Registrant's initial public offering.
10.12(4)      Form of Warrant granted to H.J. Meyers & Co., Inc. in connection with the
              Registrant's 1997 public offering.
10.13(1)      Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
10.14(2)      Promissory Note between the Registrant and US Bank, dated
              July 11, 1996.
10.15(4)      Solution Provider Agreement between the Company and
              American Technology Corporation, dated October 4, 1996.
10.16(4)      Promissory Note issued to issued to Oxbow LLC.
10.16(4)      Warrant to Purchase Shares of Common Stock issued to Oxbow LLC.
10.17(4)      Rights Agreement with Oxbow LLC.
10.18         Silicon Valley Bank Business Loan Agreement
27.1          Financial Data Schedule

-------------------------

(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

(2) Incorporated by reference to exhibits filed with Registrant's Quarterly Report on Form 10filed August 13, 1996.

(3) Incorporated by reference to annex filed with Registrant's Definite Proxy Statement on Schedule 14A filed April 11, 1997.

(4) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.