Form 10KSB
period 1997-12-31
BOREALIS TECHNOLOGY CORP
filed 1998-03-31
CIK 1014767

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB
                            ------------------------
(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER: 0-28556

                            --------------------------------

                            BOREALIS TECHNOLOGY CORPORATION
                 (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      88-0238203
(STATE OR OTHER JURISDICTION OF INCORPORATION                 (I.R.S. EMPLOYER
                OR ORGANIZATION)                           IDENTIFICATION NUMBER)

                             4070 SILVER SAGE DRIVE
                             CARSON CITY, NV 89701
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (702) 888-3200

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $1,278,623.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of the Common Stock on February 28, 1998, as reported on the Nasdaq Small Cap Market was approximately $12,583,141. Shares of Common Stock held by each executive officer and director and by each person who is known to own 5% or more of the outstanding Common Stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes. As of February 28, 1998, the Registrant had 5,879,148 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 1998. Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                                                              PAGE
                                                                              ----
PART I
  Item 1.       Business....................................................    1
  Item 2.       Properties..................................................    5
  Item 3.       Legal Proceedings...........................................    6
  Item 4.       Submission of Matters to a Vote of Security Holders.........    6

PART II
  Item 5.       Market for the Registrants Common Stock and Related
                Stockholder Matters.........................................    6
  Item 6.       Management's Discussion and Analyses of Financial Condition
                and Results of Operations...................................    7
  Item 7.       Financial Statements and Supplementary Data.................   13
  Item 8.       Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure....................................   13

PART III
  Item 9.       Directors and Executive Officers of the Registrant..........   14
  Item 10.      Executive Compensation......................................   14
  Item 11.      Security Ownership of Certain Beneficial Owners and
                Management..................................................   14
  Item 12.      Certain Relationships and Related Transactions..............   14
  Item 13.      Exhibits, Financial Statements and Reports on Form 8-K......   14
                SIGNATURES..................................................   16

                                     PART I

ITEM 1. BUSINESS

     The following Business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this report.

     Borealis Technology Corporation ("Borealis" or the "Company") is a provider of enterprise-wide software solutions for the customer relationship management market. In April 1997, Borealis began selling Arsenal, an advanced software solution for the customer relationship management market, which enables customers to automate customer interaction processes and information exchanges between thousands of mobile users and central information systems containing enterprise-wide customer databases. Borealis believes that Arsenal overcomes the limitations of other commercially available solutions by providing pre-built applications and rapid implementation capabilities combined with customization and scalability features of custom solutions.

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

ARSENAL

     The Company's objective is to become the leading supplier of customer relationship management applications to allow businesses to enhance the productivity and effectiveness of their in-house and mobile sales personnel.

     The Company's customer relationship management product, Arsenal, consists of three separate software components: the Arsenal Designer, the Arsenal Server and the Arsenal Client.

  ARSENAL DESIGNER

     Using the Arsenal Designer, an MIS administrator without modifying Arsenal's source code is able to: extensively modify the database or third party integrator structure by adding or removing tables, database fields and indexes; create new screens and forms with graphical and display editing controls; and through the use of Visual Basic compatible scripting, alter business rules and functionality. In addition to these built-in customization capabilities, the Arsenal Designer allows MIS administrators or third party integrators to extend the product's functionality through the use of C++ modifications and plug-in extension modules. Using the application programming interface, developers are able to access native low-level operating system routines directly, making available the full range of capabilities of the operating system. Changes made with the Arsenal Designer are automatically distributed to mobile and LAN computer users throughout a customer's sales enterprise through processes controlled by MIS administrators. The Company believes that the Arsenal Designer offers significant functionality not available in other commercially available software products.

  ARSENAL APPLICATION SERVER

     The Application Server manages central-site administration and synchronization, administers the implementation of enterprise wide sales business rules and translates higher-level user requests into low-level commands executable by the Database Management System, the central data repository for the system. The Application Server is based upon a three-tier client/server architecture and offers the following benefits over two-tier systems used by certain of the Company's competitors: reduced network traffic, increased ability to handle a large number of users, and improved system performance.

  ARSENAL CLIENT APPLICATION

     The Arsenal Client is designed to be installed on the computers of enterprise-wide in-house and mobile sales personnel. It contains Arsenal's graphical user interface and the individual data subsets that upload and download data to and from the Application Server when the Client is detached from the Server. Customization of individual Arsenal Client applications allows data to be displayed and processed in different ways by different users. Pre-built modules that are included in an Arsenal Client application include calendaring, account and customer contact management, sales opportunity management, forecasting and others.

     A modular open architecture industry standard scripting language and a well-defined application programming interface give MIS administrators and third party integrators the ability to control and extend Arsenal's capabilities in ways that isolate these extensions from the Arsenal source code. Arsenal is expected to allow customers to easily upgrade to any new versions of Arsenal without requiring the replacement or re-entry of data.

     The Company released and began selling Arsenal, currently its only product in April 1997. Consequently, the Company's future performance is highly dependent on the successful commercial acceptance of Arsenal. There can be no assurance that Arsenal will achieve market acceptance. The Company's ability to effectuate the market acceptance of Arsenal will be substantially dependent on the hiring and training of additional personnel, of which there can be no assurance. Commercial acceptance of Arsenal will require the Company to successfully establish additional sales and distribution channels, of which there can be no assurance. Failure of the Company to achieve significant market acceptance of the Arsenal product will have a material adverse effect on the Company's business, financial condition and operating results.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenses were $2,451,544 and $2,399,295 for the fiscal years ended December 31, 1996 and 1997, respectively. Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. There can be no assurance that despite testing by the Company and by current and potential customers errors will not be found in Arsenal, or any new version of Arsenal, resulting in a loss of, or delay in, market acceptance and sales of the product, diversion of development resources, injury to the Company's reputation or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Arsenal is designed to be deployable and modifiable with considerably less effort and in a more timely and cost-effective manner than current commercially available products. Reduced design and installation time is expected to enable third-party integrators to implement an increased number of Arsenal products without a corresponding increase in staffing and related expenses. As a result, the Company's objective is to establish an extensive and efficient network of third-party integrators that will not only provide a more broad-based implementation capacity than the Company could establish if implementing solutions itself, but which could also function as a highly leveraged incremental distribution channel which complements its direct sales force.

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

     For the fiscal year ended December 31, 1997, the Company's three largest customers accounted for 33%, 27% and 24% of the Company's revenue. The Company expects that individual customers will continue to account for significant percentages of the Company's revenue in the future.

COMPETITION

     The customer relationship management software market is highly-competitive, highly-fragmented and characterized by rapid technological change, frequent new product introductions, short product life cycles and evolving industry standards, and is expected in the future, to be characterized by significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences competition from many sources, including:
(i) companies that directly address the customer relationship management market;
(ii) third party integrators that design, develop and implement custom customer relationship management solutions; (iii) the internal information technology departments of potential customers that develop proprietary applications; and
(iv) pre-packaged products, including Personal Information Managers ("PIMs"). In addition, the Company may experience competition from additional companies to the extent such companies enter the market, such as "groupware" vendors, LAN-based application development tools vendors, remote LAN-access communication vendors and communications and systems management software vendors. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete in the market.

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

INTELLECTUAL PROPERTY, PROPRIETARY RIGHTS AND LICENSES

     The Company relies on a combination of copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect its proprietary rights. The Company does not have any patents or patent applications pending, and existing copyright, trademark and trade secret laws afford only limited protection. The Company licenses its products in object code form only although it has in the past and in the future may have source code escrow arrangements when required by customers.

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

     The Company believes that Arsenal does not infringe the proprietary rights of third parties. There can be no assurance, however, that infringement claims will not successfully be made. The Company may receive communications in the future from third parties asserting infringement upon intellectual property rights of such parties as a result of either features or content of its software products. Although the Company is not currently engaged in any intellectual property litigation or proceedings regarding any claim or a violation by the Company of the intellectual property rights of others, there can be no assurance that the Company will not become involved in such proceedings.

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

EMPLOYEES

     As of December 31 1997, the Company employed 49 full-time employees. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to attract hire and retain qualified personnel who are in great demand. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

EXECUTIVE OFFICERS

     The current executive officers of the Company are as follows:

         NAME           AGE                         POSITION
         ----           ---                         --------
Pat Grady               30     President, Chief Executive Officer and Chairman of
                               the Board
Elizabeth Gasper        44     Executive Vice President and Chief Financial
                               Officer
Dave Bouchard           38     Senior Vice President of WorldWide Sales and
                               Services
Michael D'Eath          44     Vice President of Business Development and Product
                               Marketing
Ric Rodriguez           37     Vice President of Engineering Services

     Mr. Grady has been a director of the Company since July 1996. He was appointed Chairman of the Board in January 1998 and assumed the roles of President and Chief Executive Officer in March 1998. Prior to assuming the roles of President and Chief Executive Officer, from March 1996 to March 1998 Mr. Grady was Managing Director, Venture Capital of H.J. Meyers & Co., Inc. From June 1993 to March 1996, Mr. Grady served as the Senior Vice President of Corporate Finance at H.J. Meyers & Co., Inc.

     Ms. Gasper joined the Company as Chief Financial Officer of the Company in November 1996. She previously served as Controller at Scopus Technology, Inc. from March 1993 to October 1996. From August 1992 to March 1993 she served as Controller at Sonic Solutions. Prior thereto, she served in various management positions at Sybase, Inc. from May 1990 to August 1992.

     Mr. Bouchard joined the Company as Senior Vice President of WorldWide Sales and Services in November 1997. From June 1995 to November 1997 he served as Vice President of Leveraged Sales at Tivoli Systems, Inc. Prior thereto, he served as Sales Manager of Powersoft Corporation from February 1993 to June 1995.

     Mr. D'Eath joined the Company as Vice President of Business Development in November 1997. He has assumed the additional position of Vice President of Product Marketing as of January 1998. From May 1994 to November 1997, he served as Director of Business Development and as General Manager of the Workgroup Business Unit at Tivoli Systems, Inc. Prior thereto, he served as Executive Director of Strategic Relations at Novell, Inc. from May 1989 to May 1994.

     Mr. Rodriguez joined the Company as Vice President of Engineering Services in February 1998. From November 1995 to February 1998 Mr. Rodriguez served as Vice President of Research and Development and Chief Architect of Seagate Software, Inc. From May 1993 to November 1995 Mr. Rodriguez was Vice President of Development and General Manger of MobileWare Corporation. Prior thereto, he served as Director of Strategic Development at Novell, Inc. from March 1992 to May 1993.

ITEM 2. PROPERTIES

     The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 19,000 square feet, and are located in a single building in Carson City, Nevada under a lease which expires in 2002. Management believes that its current facilities are adequate to meet its needs through the next twelve months, and that, if required, suitable additional space will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "BRLS". Following the Company's initial public offering on June 20, 1996, the following high and low closing prices were reported by Nasdaq each quarter:

                                                           HIGH          LOW
                                                           -----        -----
Quarter ended June 30, 1996 (subsequent to June 20,
  1996)..................................................  $8.13        $6.75
Quarter ended September 30 1996..........................  $6.88        $3.88
Quarter ended December 31, 1996..........................  $4.75        $3.00
Quarter ended March 31, 1997.............................  $6.00        $3.88
Quarter ended June 30, 1997..............................  $6.13        $4.00
Quarter ended September 30, 1997.........................  $6.00        $3.75
Quarter ended December 31, 1997..........................  $5.50        $3.00

     At December 31, 1997, the Company had approximately 116 holders of record of its common stock.

     The Company has never paid any cash dividends on its capital stock and does not expect to pay any such dividends in the foreseeable future. Further, an existing bank credit agreement currently restricts the Company's ability to pay cash dividends without the bank's consent.

     During the fourth quarter of 1997 and the first quarter of 1998, Borealis issued 1,001,000 shares of Common Stock and warrants to purchase an additional 500,500 shares of Common Stock at a strike price of $5.00 per share to certain accredited investors. These securities were sold in units comprised of 2 shares of Common Stock and a warrant to purchase one share of Common stock at a price to the investor of $5.00 per unit. Net of commissions paid to H.J. Meyers & Co., Inc., the Company's sales agent for this private placement, Borealis received proceeds of $2,196,200 for these issuances. The securities were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended.

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

OVERVIEW

     The Company has experienced significant operating losses in each year since 1994. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. The Company began shipping Arsenal in April 1997. The Company's revenues prior to the shipment of Arsenal have been generated almost entirely from the sale of consulting services and products which the Company no longer sells and, as a result, are not meaningful in predicting future performance. Due to the shift to the development and recent sale of Arsenal, the Company now derives substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. There can be no assurance that the Company will ever achieve profitability.

     The Company's future operating results will depend on many factors, including demand for Arsenal, which has only recently been introduced, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding, assimilating and retaining a substantial number of direct sales personnel and third party integrators in future periods. Further, any purchase of Arsenal will be discretionary and will generally involve a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has generally recognized product and license revenue which is not subject to significant obligations upon execution of a licensing agreement, delivery of the software and when collection is deemed probable in accordance with Statement of Position ("SOP") 91-1, Software Revenue Recognition. Service revenues are recognized as services are performed while maintenance revenues are recognized ratably over the term of the support period. In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition, which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard. Due to uncertainties which exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2, the effect on the Company is uncertain.

RESULTS OF OPERATIONS

     The following table sets forth operations data for the periods indicated and should be read in conjunction with this "Management's Discussion and Analysis of Financial Condition and Results of Operation" and the financial statements, including the notes thereto, of the independent auditor's report included elsewhere in this report.

                                                     YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                       1997           1996
                                                    -----------    -----------
Total revenues....................................  $ 1,278,623    $   176,941
Total cost of revenues............................       53,690         66,140
                                                    -----------    -----------
Gross margin......................................    1,224,933        110,801
Operating expenses:
  Sales and marketing.............................    4,325,470      2,743,778
  Research and development........................    2,399,295      2,451,544
  General and administrative......................    1,871,631        988,092
                                                    -----------    -----------
     Total operating expenses.....................    8,596,396      6,183,414
                                                    -----------    -----------
     Loss from operations.........................   (7,371,463)    (6,072,613)
Other income (expenses), net......................        8,496         45,532
                                                    -----------    -----------
     Net loss.....................................  $(7,362,967)   $(6,027,081)
                                                    ===========    ===========

REVENUES

     Net revenues consist of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from training services. Net revenues increased from $176,941 to $1,278,623 between the fiscal years ended December 31, 1996 and 1997, respectively. This increase reflects the Company's introduction and commencement of sales of Arsenal in the second quarter of 1997. The majority of the revenues in the fiscal year ended 1996 are attributable to the recognition of revenues related to sales of products the Company no longer sells.

COST OF REVENUES

     Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements. The cost of revenues decreased from $66,140 to $53,690 between the fiscal years ended December 31, 1996 and 1997, respectively. The decrease is primarily the result of the cessation of sales of the Company's previous products. The Company believes that the ratio of cost of revenues to revenues is not meaningful in these periods or indicative of future results.

OPERATING EXPENSES

     Total operating expenses, which are comprised of sales and marketing, research and development, and general and administrative expenses increased from $6,183,414 to $8,596,396 between the fiscal years ended December 31, 1996 and 1997, respectively. Sales and marketing expenses increased from $2,743,778 to $4,325,470 between the fiscal years ended December 31, 1996 and 1997, respectively. This increase was the result of the impact of increased staffing which began in the last quarter of 1996 and continued through 1997 as well as costs associated with the Company's attendance at several trade shows, print advertising and public relations. Research and development expenses decreased from $2,451,544 to $2,399,295 between the fiscal years ended December 31, 1996 and 1997, respectively. This decrease was primarily the result of lower recruiting fees incurred in 1997 as a result of changes in staffing requirements. General and administrative expenses increased from $988,092 to $1,871,631 between fiscal years ended December 31, 1996 and 1997, respectively. This increase was due primarily to the full year's impact of increased staffing which began in the last quarter of 1996 and increases in professional fees incurred as a result of the Company's public company reporting obligations which commenced following the Company's IPO in June of 1996.

     The number of the Company's employees remained constant at 49 between the fiscal years ended December 1996 and 1997, respectively. The Company anticipates that total operating expenses will continue to increase for the foreseeable future particularly in the areas of sales and marketing and research and development as it continues to expand its direct sales force and hire technical personnel for future product development.

YEAR 2000

     The Company continues to review its information technology to recognize the Year 2000 for its critical data processing systems both internally and externally. The Company does not expect costs associated with the modification of internal data processing systems to be significant.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). The Company will adopt SFAS 130 and SFAS 131 in the first quarter of 1998 and based on current circumstances, does not believe the effect of adoption will be significant.

LIQUIDITY AND CAPITAL RESOURCES

     In July 1997, the Company completed a follow-on public offering of 1,400,000 shares of Common Stock and the sale of an additional 210,000 shares of Common Stock pursuant to the exercise of an over-allotment option granted by the Company to the underwriter of the Company's follow-on public offering. As a result of these offerings, the Company recorded proceeds of $4.6 million, net of related underwriting discounts and offering expenses.

     In November 1997, the Company began a private placement, (the "Private Placement"), to sell units comprised of two shares of Common Stock and one warrant exercisable for one share of Common Stock at a per share price of $5.00. As of December 1997, the Company had sold 183,640 units and recorded proceeds of $1.0 million, net of related commissions and private placement expenses. The Company is authorized to obtain aggregate proceeds through future closings under the terms of this placement not to exceed $3.5 million.

     Additional investing and financing activities for the fiscal year ended December 31, 1997 included $308,067 for purchases of computer and office equipment and a $250,000 bank line of credit secured by the assets of the Company. As of December 31, 1997, the Company had $250,000 outstanding under this line of credit which is payable in July 1998. In July 1997, the Company secured a $250,000 short-term loan to finance operations until the Company received the proceeds from its follow-on offering. This loan was fully paid off in August 1997. In January 1998, the Company used proceeds from its certificate of deposit to pay the $650,000 promissory note.

     Subsequent to year end, the Company obtained $1.2 million, net of commissions and private placement expenses, in a second closing of the Private Placement in exchange for 262,500 units. In conjunction with the second closing, the units under the agreement were retroactively re-priced, effectively increasing the number of units issued under the first closing.

     The Company's cash and short-term investments totaled $2.7 million at December 31, 1997 representing 62% of total assets. Working capital was $1.5 million at December 31, 1997. The Company used $7.2 million of cash to fund operations during fiscal 1997. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers, computer related equipment, office furniture and leasehold improvements associated with a new office facility the Company began occupying in February 1997.

     The Company's future capital requirements will depend upon many factors, including the market acceptance of the Company's Arsenal product, the progress of the Company's research and development, the Company's operating results and the status of competitive products. The Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for the next three months at its anticipated level of operations. The Company intends to seek additional funding during the next twelve months, and will most likely seek additional funding after such time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all when required by the Company. If additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that are highly dilutive or otherwise disadvantageous to investors. The Company has in the past, and may continue to, experience difficulties and delays in its product development due to working capital constraints. If adequate financing sources are insufficient or not available or the Company experiences delays in the development of future products, if any, the Company's business, financial position and results of operations will be materially adversely affected.

RISK FACTORS

  Going Concern Assumption; Future Capital Needs Uncertain; No Assurance of Future Financing

     The Company's independent auditors' report on the Company's financial statements at December 31, 1997 and for the years ended December 31, 1996 and 1997 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $14,152,719 at December 31, 1997. The Company may require substantial additional funds in the future, and there, can be no assurance that any independent auditors' report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business, financial condition and results of operations.

     In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for the next three months at its anticipated level of operations. The Company's future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of the Company's sales and marketing activities and the progress of the Company's research and development activities, none of which can be predicted with certainty. The Company intends to seek additional funding during the next twelve months and will most likely seek additional funding after such time. There can be no assurance that any additional financing will be available on acceptable terms, or at all, when required by the Company. Moreover, if additional financing is not available, the Company could be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays have a material adverse effect on the Company's business, financial condition and results of operations.

  Complete Dependence on Recent Product Introduction

     The Company commenced sales of Arsenal, currently the Company's only product, in April 1997. As a result, the Company will derive substantially all of its revenues from the sale of licenses and maintenance contracts for Arsenal. Consequently, the Company is entirely dependent on the market acceptance of Arsenal. Unless and until Arsenal receives market acceptance, the Company will have no material source of revenue. There can be no assurance that Arsenal will achieve market acceptance. The Company's ability to effectuate market acceptance and sales of Arsenal will be substantially dependent on the hiring and training of additional personnel, and there can be no assurance that the Company will be able to successfully hire and train such personnel. Although the Company has begun to hire additional personnel, market acceptance of Arsenal will require the Company to successfully hire and retain sales personnel in a timely manner, of which there can be no assurance. Any such failure will have a material adverse effect on the Company's business, financial condition and results of operations. Failure of Arsenal to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

  Possible Liquidity of Trading Market; Penny Stock

     The shares of Common Stock are quoted on the Nasdaq SmallCap Market which is a significantly less liquid market than the Nasdaq National Market. If the Company should continue to experience losses from operations, it may be unable to maintain the standards for continued quotation on the Nasdaq SmallCap Market, and the shares of Common Stock could be subject to removal from the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do no meet the Nasdaq SmallCap Market Listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. Nasdaq has recently promulgated new rules which make listing of companies on the Nasdaq SmallCap Market more difficult to maintain and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition if the market price of the Company's Common Stock is less then $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdqaq SmallCap Market, such rules may further limit the market liquidity of the Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

 Recent Hires of Key Executives; Need to Fill Key Executive Position; Dependence on Limited Number of Key Personnel

     The Company's Chairman of the Board assumed the positions of President and Chief Executive Officer following the resignation of its President and Chief Executive Officer in March 1998. The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. In particular , the Company's Senior Vice President of World Wide Sales and Services and its Vice President of Business Development joined the Company in November 1997 and the Company's Vice President of Engineering joined the Company in February 1998. Additionally, the Company is currently seeking to hire a Vice President of Marketing. The Company's future success will require it to recruit additional key personnel, including additional sales and marketing personnel. The Company has not entered into employment agreements nor does it have key man life insurance. The Company believes that its future success depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

  Dependence on Third Party Integrators

     Software products that address the customer relationship management needs of medium- to large-size businesses are typically highly complex and require significant customization that often results in an extensive implementation process. The Company's strategy for implementing Arsenal is dependent on the utilization of third-party integrators to install, customize and service it. Consequently, third-party integrators are required to undergo a substantial amount of training to be able to apply the Company's products to the varied needs of the Company's current and prospective customers. There can be no assurance that the Company will be able to attract and retain personnel necessary to train such integrators. In addition, there can be no assurance that the Company's training will be sufficient or that such integrators will be able to provide the level or quality of service required to meet the needs of the Company's current and prospective customers. The Company will likely be dependent on third-party integrators to complete certain postdelivery obligations prior to the Company's recognition of revenue. Any failure of such integrators to complete such obligations could prevent the company from recognizing revenue and the failure to so recognize revenue could have a material adverse effect on the Company's business, financial condition and results of operations. If the Company is unable to maintain effective, long-term relationships with these integrators, or if such integrators fail to meet the needs of the Company's current and prospective customers in a timely fashion, or at all, such failure would result in a loss of, or delay in, market acceptance of sales and could result in increased product support costs and an injury to the Company's reputation, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has not and does not plan to enter into or maintain exclusive relationships with third-party integrators and, consequently, such integrators may have existing relationships with, or may undertake new relationships with, the Company's direct competitors. There can be no assurance that such integrators will promote Arsenal effectively, or at all. The failure of the Company to provide sufficient incentive for such integrators may materially and adversely affect the Company's sales of Arsenal which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Recent Losses; Quarterly Fluctuations in Performance

     The Company has experienced significant operating losses in each of the years beginning with 1994 and expects to incur significant operating losses for the foreseeable future. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company will derive substantially all of its revenues from the sales of licenses and maintenance contracts for Arsenal. There can be no assurance that the Company will ever achieve profitability.

     The Company's operating and other expenses are relatively fixed in the short term. As a result, variation in the timing of revenues will cause significant variations in quarterly operating results. Notwithstanding the difficulty in forecasting future sales, the Company generally must undertake its development, sales and marketing activities and other commitments months in advance. Accordingly, any shortfall in revenues in a given quarter may materially adversely affect the Company's business, financial condition and results of operations due to the inability to adjust expenses during the quarter to match the level of revenues for the quarter. Once commitments for such expenditures are undertaken, the Company may be unable to reduce them quickly if revenue is less than expected. In addition, the Company's sales expectations are based entirely on its internal estimates of future demand. Due to these and other factors, the Company believes that quarter-to-quarter comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

     Operating results may fluctuate as a result of many factors, including volume and timing of orders received, the extent to which the Company is required to establish and support a third-party integrator channel or hire additional sales personnel to supplement such channel, announcements by the Company and its competitors, the timing of commercial introduction of enhancements to Arsenal, if any, or competitive products, the impact of price competition on the Company's average selling prices, and the level of research and development required to complete any future product enhancements. Almost all of these factors are beyond the Company's control. In addition, due to the short product life cycles that characterize the customer resource management software market, the Company's failure to introduce any Arsenal enhancements in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operations.

  Rapid Technological Change; Risk of Product Delays or Defects

     The customer relationship management software market is characterized by ongoing technological developments, frequent new product announcements and introductions, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies and the emergence of new industry standards and practices can render existing products obsolete and unmarketable.

The company's future success depends in large part upon its ability to obtain market acceptance of Arsenal, develop enhancements to Arsenal to address the changing requirements of its customers, educate third-party integrators regarding Arsenal and anticipate or respond to technological advances, competitive products and emerging industry standards in a timely, cost-effective manner. There can be no assurance that the Company will be successful in marketing and supporting Arsenal or enhancements to Arsenal, if any, or will not experience difficulties that could delay or prevent the successful marketing and support of these products, or that Arsenal and any such product enhancements will adequately meet the requirements of the marketplace and achieve any significant degree of commercial acceptance. The Company has in the past experienced delays in product development, including significant delays in the development of Arsenal. Delays in enhancements to Arsenal, if any, may result in customer dissatisfaction and delay or loss of product and maintenance revenues. In addition, there can be no assurance that Arsenal or other future products will meet the requirements of the marketplace or will conform to industry standards and requirements. Any delays in the development or introduction of enhancements to Arsenal or failure to respond to market requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

     Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. There can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in Arsenal, or any new versions of Arsenal, resulting in a loss, of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Competition

     The customer relationship management software market is highly-competitive, highly-fragmented and characterized by rapid technological change, frequent new product introductions, short product life cycles and evolving industry standards, and is expected in the future, to be characterized by significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences competition from many sources, including:
(i) companies that directly address the customer relationship management market;
(ii) third party integrators that design, develop and implement custom customer relationship management solutions; (iii) the internal information technology departments of potential customers that develop proprietary applications; and
(iv) pre-packaged products, including Personal Information Managers ("PIMs"). In addition, the Company may experience competition from additional companies to the extent such companies enter the market, such as "groupware" vendors, LAN-based application development tools vendors, remote LANaccess communication vendors and communications and systems management software vendors. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete in the market.

     Current and potential competitors have established and may establish cooperative relationships with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, name recognition and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and to changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures will not materially adversely affect the Company's business, financial condition and results of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's consolidated financial statements together with related notes and the report of Ernst & Young LLP, independent auditors, are set forth at the pages indicated at Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Certain information required by part III is omitted from this Report on Form 10-KSB in that the Company will file its definitive Proxy Statement for its 1998 Annual Meeting of Stockholders pursuant to Regulation 14A of the Securities and Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Executive Officers -- See the section titled "Executive Officers" in Part I, Item 1 hereof

          (b) Directors -- The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

     The disclosure required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Section 16(a) Reporting" in the Proxy Statement.

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

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Form:

                                                                        PAGE NUMBER
                                                                        -----------
     1.  Financial Statements
         Report of Independent Auditors                                     F-1
         Balance sheets as of December 31, 1997                             F-2
         Statements of Operations For the Two Years Ended
         December 31, 1997                                                  F-3
         Statement of Changes in Stockholders' Equity
         For the Two Years Ended December 31, 1997                          F-4
         Statement of Cash Flows For the Two Years Ended
         December 31, 1997                                                  F-5
         Notes to Consolidated Financial Statements                         F-6

       2. Exhibits: See Exhibits and reports on Form 8-K. The Exhibits listed in the accompanying Exhibits and Reports on form 8-K are filed or incorporated by reference as part of this report.

     (b)  Reports on Form 8-K.

     (c)  Exhibits
        See (a) above

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Carson City, Nevada on this 31st day of March, 1998.

                                          BOREALIS TECHNOLOGY CORPORATION

                                          By: /s/  PATRICK GRADY
                                            ------------------------------------
                                            Patrick Grady
                                            Chairman, President and Chief
                                              Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Patrick Grady and Elizabeth Gasper and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as them may be signed by our said attorney to any and all amendments to this Report on Form 10-KSB.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated:

                      SIGNATURE                                       TITLE                    DATE
                      ---------                                       -----                    ----

                  /s/ PATRICK GRADY                      Chairman, President and          March 31, 1998
-----------------------------------------------------      Chief Executive
                    Patrick Grady

                /s/ ELIZABETH GASPER                     Chief Financial Officer,         March 31, 1998
-----------------------------------------------------      (Principal Financial and
                  Elizabeth Gasper                         Accounting Officer)

                  /s/ PETER PITSKER                      Director                         March 31, 1998
-----------------------------------------------------
                    Peter Pitsker

                  /s/ EDWARD ESBER                       Director                         March 31, 1998
-----------------------------------------------------
                    Edward Esber

                  /s/ CURTIS FAITH                       Director                         March 31, 1998
-----------------------------------------------------
                    Curtis Faith

                   /s/ JOE MARENGI                       Director                         March 31, 1998
-----------------------------------------------------
                     Joe Marengi

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Borealis Technology Corporation

     We have audited the accompanying balance sheets of Borealis Technology Corporation (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Borealis Technology Corporation at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming Borealis Technology Corporation will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring operating losses and faces uncertainty with regard to future revenues from its new product. Further, the Company believes that additional financing will be necessary in 1998 and there can be no assurance that the additional financing will occur. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                           /s/ Ernst & Young LLP

Reno, Nevada
January 16, 1998

                        BOREALIS TECHNOLOGY CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1997           1996
                                                              ------------    -----------
Current assets:
  Cash and cash equivalents.................................  $  2,080,095    $ 3,921,506
  Short-term investment.....................................       650,000             --
  Accounts receivable.......................................       353,580          2,000
  Other current assets......................................       290,667        136,073
                                                              ------------    -----------
          Total current assets..............................     3,374,342      4,059,579
Property and equipment, net.................................       819,417        856,653
Long-term investment........................................            --        650,000
Note receivable from an employee............................       156,988             --
Other assets................................................        52,511         40,850
                                                              ------------    -----------
          Total assets......................................  $  4,403,258    $ 5,607,082
                                                              ============    ===========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Promissory notes..........................................  $    900,000    $        --
  Accounts payable..........................................        80,887        258,377
  Accrued employee compensation and benefits................       596,450        298,492
  Other accrued liabilities.................................       110,350         60,375
  Deferred revenue..........................................       113,448         81,550
  Current portion of capital lease obligations..............        67,336        178,814
                                                              ------------    -----------
          Total current liabilities.........................     1,868,471        877,608
Capital lease obligations...................................        35,597         88,800
Long-term promissory note...................................            --        650,000
                                                              ------------    -----------
                                                                 1,904,068      1,616,408
Commitments and contingency (Notes 10 and 1)
Stockholders' equity:
  Preferred stock, $.001 par value:
     Authorized shares: 5,000,000; Issued and
       outstanding -- none..................................            --             --
  Common stock, $.001 par value:
     Authorized shares: 10,000,000; Issued and outstanding
       shares: 5,245,428 at December 31, 1997 and 3,184,506
       at
       December 31, 1996....................................         5,245          3,185
  Additional paid-in capital................................    16,739,788     10,777,241
  Note receivable from stockholder..........................       (93,124)            --
  Accumulated deficit.......................................   (14,152,719)    (6,789,752)
                                                              ------------    -----------
          Total stockholders' equity........................     2,499,190      3,990,674
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $  4,403,258    $ 5,607,082
                                                              ============    ===========

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                            STATEMENTS OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Revenues:
  Licenses..................................................  $ 1,171,554    $    35,170
  Service and maintenance...................................      107,069        141,771
                                                              -----------    -----------
     Total revenues.........................................    1,278,623        176,941
Cost of revenues:
  Licenses..................................................        7,764          2,310
  Service and maintenance...................................       45,926         63,830
                                                              -----------    -----------
     Total cost of revenues.................................       53,690         66,140
                                                              -----------    -----------
Gross margin................................................    1,224,933        110,801
Operating expenses:
  Sales and marketing.......................................    4,325,470      2,743,778
  Research and development..................................    2,399,295      2,451,544
  General and administrative................................    1,871,631        988,092
                                                              -----------    -----------
     Total operating expenses...............................    8,596,396      6,183,414
                                                              -----------    -----------
     Loss from operations...................................   (7,371,463)    (6,072,613)
Interest expense............................................     (113,519)      (134,107)
Interest income.............................................      134,288        179,639
Other expenses..............................................      (12,273)            --
                                                              -----------    -----------
     Net loss...............................................  $(7,362,967)   $(6,027,081)
                                                              ===========    ===========
Basic and diluted net loss per common share.................  $     (1.88)   $     (3.11)
                                                              ===========    ===========
Shares used in computing basic and diluted net loss per
  common share..............................................    3,912,190      1,935,984
                                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              NOTE                          TOTAL
                                         COMMON STOCK       ADDITIONAL     RECEIVABLE                   STOCKHOLDERS'
                                      -------------------     PAID-IN         FROM       ACCUMULATED       EQUITY
                                       SHARES     AMOUNT      CAPITAL     STOCKHOLDER      DEFICIT        (DEFICIT)
                                      ---------   -------   -----------   ------------   ------------   -------------
Balances at December 31, 1995.......    651,658   $   652   $   162,471    $      --     $   (762,671)   $  (599,548)
  Issuance of common stock in public
     offering, net of issuance costs
     of $1,865,678..................  2,291,050     2,291     9,587,281           --               --      9,589,572
  Conversion of promissory notes....    241,798       242     1,027,489           --               --      1,027,731
  Net loss..........................         --        --            --           --       (6,027,081)    (6,027,081)
                                      ---------   -------   -----------    ---------     ------------    -----------
Balances at December 31, 1996.......  3,184,506     3,185    10,777,241           --       (6,789,752)     3,990,674
  Issuance of common stock and
     warrants in a follow-on public
     offering, net of issuance costs
     of $1,242,262..................  1,610,000     1,610     4,592,378      (18,125)              --      4,575,863
  Issuance of common stock and
     warrants through a private
     placement offering, net of
     issuance costs of $145,324.....    367,280       367     1,044,308           --               --      1,044,675
  Common stock issued under employee
     stock option and purchase
     plans..........................     83,642        83       325,861      (74,999)              --        250,945
  Net loss..........................         --        --            --           --       (7,362,967)    (7,362,967)
                                      ---------   -------   -----------    ---------     ------------    -----------
Balances at December 31, 1997.......  5,245,428   $ 5,245   $16,739,788    $ (93,124)    $(14,152,719)   $ 2,499,190
                                      =========   =======   ===========    =========     ============    ===========

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31, 1997
                                                              ------------------------------
                                                                  1997             1996
                                                              -------------    -------------
OPERATING ACTIVITIES
Net loss....................................................   $(7,362,967)     $(6,027,081)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................       345,249          157,387
  Common stock issued for compensation......................        86,506               --
  Net loss on disposal of fixed assets......................        14,993               --
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (351,580)          34,188
     Other current assets...................................      (154,594)        (128,993)
     Accounts payable.......................................      (177,490)         176,067
     Accrued employee compensation and benefits.............       297,958          223,274
     Other accrued liabilities..............................        49,975           45,330
     Deferred revenue.......................................        31,898          (47,478)
                                                               -----------      -----------
Net cash used in operating activities.......................    (7,220,052)      (5,567,306)
INVESTING ACTIVITIES
Purchase of investment......................................            --         (650,000)
Purchases of property and equipment.........................      (308,067)        (515,707)
Proceeds from disposal of property and equipment............           250            6,602
Increase in employee note receivable........................      (156,988)         (40,850)
Increase in other assets....................................       (11,661)              --
                                                               -----------      -----------
Net cash used in investing activities.......................      (476,466)      (1,199,955)
FINANCING ACTIVITIES
Proceeds from issuance of common stock, net.................     5,784,977        9,589,572
Proceeds from issuance of convertible promissory notes......            --          675,570
Proceeds from issuance of promissory notes..................       500,000          650,000
Payment of promissory note..................................      (250,000)              --
Proceeds from issuance of notes payable to stockholder and
  related parties...........................................            --          750,000
Payment on notes payable to stockholder and related
  parties...................................................            --         (971,311)
Payments under capital lease obligations....................      (179,870)        (163,904)
                                                               -----------      -----------
Net cash provided by financing activities...................     5,855,107       10,529,927
                                                               -----------      -----------
Net increase (decrease) in cash and cash equivalents........    (1,841,411)       3,762,666
Cash and cash equivalents at beginning of year..............     3,921,506          158,840
                                                               -----------      -----------
Cash and cash equivalents at end of year....................   $ 2,080,095      $ 3,921,506
                                                               ===========      ===========
Cash paid during the year for:
  Interest..................................................   $   110,400      $   173,087

   The accompanying notes are an integral part of these financial statements.

                        BOREALIS TECHNOLOGY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

 1. ORGANIZATION AND BASIS OF PRESENTATION

  Organization

     Borealis Technology Corporation (the "Company") was originally incorporated in Nevada in 1988. (Note 5) The Company develops, markets and supports mobile and client/server software for the sales force automation market.

  Basis of Presentation

     The financial statements have been prepared on a going concern basis. The Company has incurred significant net losses totaling $7,362,967 and $6,027,081 in 1996 and 1997, respectively, and at December 31, 1997, had an accumulated deficit of $14,152,719. In addition, substantially all of the Company's current year revenues result from sales of Arsenal, the Company's only product, which was introduced during the second quarter of 1997. In 1997, the Company issued 1,977,280 shares of its common stock through a follow-on public offering and a private placement, raising net cash proceeds of $5,620,538. Additional funding through follow-on closings of the private placement is anticipated in the first quarter of 1998 (Note 13). However, the Company believes that additional financing will be necessary in 1998 to fund its operations. There can be no assurance that the additional financing will occur. In addition, the Company has not complied with certain financial ratio covenants of a loan agreement with a bank, on which the Company has borrowed $250,000 at December 31, 1997. A waiver of the loan covenant was obtained subsequent to year end and certain covenant ratios have been adjusted. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     The Company generally recognizes license revenues upon shipment of a product following the execution of a licensing agreement provided there are no significant post delivery obligations and collection is deemed probable. Revenues from training and consulting are recognized as services are performed while service revenues from customer maintenance contracts are recognized ratably over the term of the support period, typically one year.

     In October 1997, the AICPA issued SOP 97-2, Software Revenue Recognition ("SOP 97-2"), which changes the requirements for revenue recognition effective for transactions that the Company will enter into beginning January 1, 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard. Due to uncertainties which exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2, the effect on the Company is uncertain.

  Research and Development

     Research and development expenditures are charged to operations as incurred.

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

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

  Advertising

     Advertising costs are charged in the period the costs are incurred. Advertising expense totaled $222,911 and $389,517, for the years ended December 31, 1997 and 1996, respectively.

  Income Taxes

     The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which requires the Company to record deferred income taxes for temporary differences that are reported in different years for financial reporting and for income tax purposes, and classifies tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities.

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

  Basic and Diluted Net Loss Per Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share as previously computed under APB 15. Loss per share amounts for all periods have been presented, and where appropriate, the presentation has been restated to conform to the requirements under Statement 128. As the Company has incurred net losses in both 1997 and 1996, restatement of net loss per share has not been necessary. Basic and diluted net loss per share are calculated as the net loss divided by the weighted average number of shares outstanding during the respective years.

  Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. The short term investment consists of a certificate of deposit with a bank maturing in January 1998. Management determines the appropriate classification of investment securities at the time of purchase. At December 31, 1997 and 1996, the Company's certificate of deposit was classified as held-to-maturity as the Company intends to hold the security to maturity as collateral for a promissory note (Note 4). Held-to-maturity securities are stated at amortized cost. Accrued interest is included in interest income and interest receivable. The carrying values for cash equivalents and the certificate of deposit approximate their respective fair values at December 31, 1997 and 1996.

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

  Notes Receivable from an Employee

     The note receivable from an employee represents the outstanding balance of a loan extended to an executive officer in November 1997. The loan is contingent upon the executive officer's continued employment with the Company and will be forgiven ratably over 3 years. The loan is not secured.

  Property and Equipment

     Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of three to five years. Assets under capital leases are amortized over the shorter of the asset life or the life of the lease.

     During the years ended December 31, 1997 and 1996, the Company financed, under capital lease obligations, the acquisition of property and equipment for $15,189 and $375,946, respectively.

  Significant Customers

     Sales are not concentrated geographically. The Company received significant portions of its revenues from Heidelburg USA, Inc. (33%), American Microsystems, Inc. (27%) and Maersk, Inc. (24%) during 1997 and from Nortel (35%) and Synopsys, Inc. (36%) during 1996.

  Use of Estimates

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

  Reclassifications

     Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation.

  Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130") and Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income is comprised of net income (loss), changes in the value of available-for-sale securities and foreign currency translation adjustments, and other such items disclosed in the statement of stockholders' equity (deficit). SFAS 131 revises the manner in which public companies report segment information in annual financial statements. The Company will adopt SFAS 130 and SFAS 131 in the first quarter of 1998, and based on current circumstances, does not believe the effect of adoption will be significant.

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

 3. PROPERTY AND EQUIPMENT

     Property and equipment, at cost, consisted of the following at December 31:

                                                         1997          1996
                                                      ----------    ----------
Computer equipment and software.....................  $  805,578    $  690,802
Furniture and equipment.............................     351,072       260,125
Leasehold improvements..............................     180,926       158,296
                                                      ----------    ----------
                                                       1,337,576     1,109,223
Less accumulated depreciation and amortization......    (518,159)     (252,570)
                                                      ----------    ----------
Total property and equipment, net...................  $  819,417    $  856,653
                                                      ==========    ==========

 4. PROMISSORY NOTES

     At December 31, 1997, the Company has a promissory note payable to a bank for $650,000. The note is collateralized by the $650,000 short-term investment and places certain business and borrowing restrictions on the Company. The note matured on January 1, 1998 and bore interest at 7.55% per annum. In January 1998, the Company paid the outstanding $650,000 note.

     In July 1997, the Company issued a $250,000 promissory note which bore interest at 10% per annum. The note was due on demand following the Company's secondary public offering and was paid in full in August 1997. In connection with this note, the Company issued a warrant (Note 5).

     On July 15, 1997, the Company issued a second promissory note payable to a bank for $250,000. The note matures on July 14, 1998 and bears interest at the Bank's Prime Rate plus 1.75 percentage points (10.25% at December 31, 1997). The note evidences a revolving line of credit for which interest incurred is payable monthly. The note is collateralized by the Company's assets. In connection with this promissory note, the Company is subject to certain financial ratio covenants. At December 31, 1997, the Company did not fully comply with the covenants. The Company obtained a waiver of the covenant violation subsequent to December 31, 1997.

5. COMMON STOCK

  Convertible Promissory Notes

     During the period November 1995 through February 1996, the Company issued unsecured Convertible Promissory Notes (the "Notes") in the aggregate amount of $999,570. The notes bore interest at 6%. The Notes plus accrued interest converted to 241,798 shares of common stock upon the effective date of the initial public offering of the Company's common stock.

  Re-incorporation and Stock Split

     In May 1996, the Board of Directors and stockholders approved the re-incorporation of the Company in Delaware and a split of the Company's common stock of 1.294 to one. With the re-incorporation, the authorized shares of common stock were increased to 10,000,000 and the authorized shares of preferred stock were established at 5,000,000. All common stock, common equivalent shares, and per share amounts were adjusted retroactively to give effect to the stock split.

  Equity Financings

     In 1996, the Company sold 2,291,050 shares of common stock in an initial public offering which generated net proceeds of $9,589,572 after deducting underwriting discounts and expenses.

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

     In July 1997, the Company sold 1,610,000 shares of common stock in a follow-on public offering which generated net proceeds of $4,575,863 after deducting underwriting discounts and expenses. In December 1997, the Company issued 367,280 shares of common stock and 183,640 warrants in the First Closing of a private placement transaction which generated net proceeds of $1,044,675 after deducting commissions and private placement expenses. Under the terms of the placement, subsequent sales of units (comprised of two shares of common stock and one warrant) were authorized at a price per unit of $6.48 (Note 13). Aggregate proceeds from the private placement are not to exceed $3,493,454.

  Warrants

     As part of its initial public offering, the Company issued 200,000 warrants to its underwriter at an exercise price of $7.75 expiring in June 2000, and 3,000 warrants to its legal firm at an exercise price of $5.00 expiring in June 2000.

     In addition, during 1996 the Company issued 7,000 warrants to an officer and 2,000 warrants to a director, both at an exercise price of $5.00 expiring in 2001. In 1997, the Company issued 5,000 warrants to a consultant at an exercise price of $5.44 expiring in 2001. The fair value associated with these warrants was not material.

     In 1997, in connection with the issuance of the $250,000 promissory note (Note 4), a warrant to purchase up to 50,000 shares of common stock was issued to the lender at an exercise price of $4.00 per share. The warrant expires in July 2002. The fair value calculated using the Black Scholes method has been expensed to interest expense in 1997.

     As part of the Company's follow-on public offering, the Company issued 140,000 warrants to its underwriter at an exercise price of $5.075 expiring in July 2001.

     In connection with the December 1997 private placement, 183,640 warrants were issued to the unit holders. The warrants are exercisable at $6.00 at any time prior to December 2000. The warrants are subject to redemption by the Company at $0.05 per warrant subject to a market value in excess of $9 per share. At the final closing, the Company will issue a warrant to the sales agent to purchase one unit for every ten units sold in the placement. The sales agent's warrant will be exercisable until December 2002, at $5.00 per share. At December 31, 1997, units issuable under the contingent sales warrant total 18,364.

6. COMPENSATION AND BENEFIT PLANS

  401(k) Retirement Savings Plan

     In September 1997, the Company instituted a 401(k) retirement savings plan to provide retirement benefits for substantially all of its employees. Participants in the plan may elect to contribute up to 15% of their annual compensation to the plan, limited to the maximum amount allowed by the Internal Revenue Code. The Company, at its discretion, may make annual contributions to the plan. Through December 31, 1997, the Company has not made any contributions to the plan.

  Stock Plans

     The Company's 1994 Stock Plan (the "1994 Plan") provides for the grant of incentive stock options and nonstatutory stock options or the issuance of the Company's common stock to employees, directors, and consultants of the Company. The Company's 1996 Stock Plan (the "1996 Plan") provides for the grant of incentive stock options to employees and the grant of nonstatutory stock options and stock purchase rights to employees and consultants of the Company. Both plans stipulate that the exercise prices cannot be less than the fair market value of the common stock on the date of grant. A total of 185,786 and 649,304 shares of

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

common stock are reserved for issuance under the 1994 Plan and 1996 Plan, respectively. The vesting and exercise provisions for the plans are determined by the Board of Directors, with a maximum term for exercise of ten years. Options granted and shares issued under the 1994 Plan vest over various periods (grant date to seven years) while options granted under the 1996 Plan generally vest over four years.

     In 1997, the Company granted options to purchase 300,000 shares of common stock at $4.50 per share outside of the 1996 Plan. These options vest over four years. At December 31, 1997, these options remained outstanding.

     A summary of the Company's 1994 Plan's stock option activity, and related information for the years ended December 31, are as follows:

                                                         1997                         1996
                                               -------------------------    -------------------------
                                                            WEIGHTED-                    WEIGHTED-
                                                             AVERAGE                      AVERAGE
                                               OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                               -------    --------------    -------    --------------
Outstanding-beginning of year................  178,662        $2.35         151,495        $2.29
Granted......................................       --           --          34,284         2.71
Exercised....................................  (55,135)        2.71              --           --
Forfeited....................................  (14,741)        2.71          (7,117)        2.71
                                               -------        -----         -------        -----
Outstanding-end of year......................  108,786        $2.31         178,662        $2.35
                                               =======        =====         =======        =====
Exercisable at end of year...................   75,455        $2.43          83,991        $1.95
Weighted-average fair value of options
  granted during the year....................                 $  --                        $2.09

     Exercise prices for options outstanding, under the 1994 Plan, as of December 31, 1997, ranged from $1.55 to $2.71. The weighted-average remaining contractual life of those options is 6.6 years.

     A summary of the Company's 1996 Plan's stock option activity, combined with the 300,000 shares issued outside the Plan, and related information for the years ended December 31, are as follows:

                                                         1997                         1996
                                               -------------------------    -------------------------
                                                            WEIGHTED-                    WEIGHTED-
                                                             AVERAGE                      AVERAGE
                                               OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                               -------    --------------    -------    --------------
Outstanding-beginning of year................  140,903        $4.15              --        $  --
Granted......................................  870,580         4.38         146,726         4.14
Exercised....................................   (9,856)        4.69              --           --
Forfeited....................................  (89,237)        4.20          (5,823)        4.00
                                               -------        -----         -------        -----
Outstanding-end of year......................  912,390         4.36         140,903        $4.15
                                               =======        =====         =======        =====
Exercisable at end of year...................   47,934        $4.21             472        $4.00
Weighted-average fair value of options
  granted during the year....................                 $2.49                        $2.60

     Exercise prices for options outstanding, under the 1996 Plan, as of December 31, 1997 ranged from $3.81 to $5.50. The weighted-average remaining contractual life of those options is 9.5 years.

  1996 Director Option Plan

     The Company's 1996 Director Option Plan (the "Director Plan") provides for the automatic grant of 20,000 shares of common stock to each non-employee director and an additional automatic grant of

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

6,667 shares each year on the day immediately following the annual stockholder's meeting of the Company, if on such date he or she has served on the Board for at least three years. A total of 115,000 shares of common stock have been reserved for issuance under the Director Plan. Each option will have a term of 10 years. The exercise prices of options will be the fair market value per share of the common stock on the date of grant.

     A summary of the Company's 1996 Director Plan's stock option activity, and related information for the years ended December 31, are as follows:

                                                          1997                         1996
                                                -------------------------    -------------------------
                                                             WEIGHTED-                    WEIGHTED-
                                                              AVERAGE                      AVERAGE
                                                OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                                -------    --------------    -------    --------------
Outstanding, beginning of year................   75,000         4.73             --         $  --
Granted.......................................   20,000         4.00         75,000          4.73
Exercised.....................................       --           --             --            --
Forfeited.....................................  (20,000)        5.00             --            --
                                                -------        -----         ------         -----
Outstanding, end of year......................   75,000         4.47         75,000         $4.73
                                                =======        =====         ======         =====
Exercisable at end of year....................   29,165         4.58             --            --
Weighted-average fair value of options granted
  during the year.............................                  1.99                        $3.01

     Exercise prices for options outstanding as of December 31, 1997 ranged from $4.00 to $5.00. The weighted-average remaining contractual life of those options is 8.8 years.

  1997 Employee Stock Purchase Plan

     In May 1997, the Board of Directors and stockholders adopted the 1997 Employee Stock Purchase Plan (the Purchase Plan) and reserved 200,000 shares for issuance. Under the Purchase Plan, employees are granted the right to purchase shares of common stock at a price per share that is 85% of the lesser of: (i) the fair market value of the shares at the participant's entry date into the one year offering period, or (ii) the end of each six-month segment within such offering period. During fiscal 1997, shares totaling 18,651 were issued under the Purchase Plan at an average of $4.20 per share.

 7. STOCK-BASED COMPENSATION

     The Company has four stock-based compensation plans: the 1994 Stock Plan, the 1996 Stock Plan, the 1996 Director Option Plan and the 1997 Employee Stock Purchase Plan, all of which are described in Note 6. In addition, the Company has granted options to certain executives outside of the stock-based compensation plans.

     Pro forma information regarding net loss and net loss per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.1% and 6.2%; dividend yields of zero; volatility factors of the expected market price of the Company's common stock of .689 and .823; and a weighted-average expected life of the options of 3.6 and 4.3 years.

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

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

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

                                                       1997           1996
                                                    -----------    -----------
Pro forma net loss................................  $(7,862,538)   $(6,141,084)
Pro forma net loss per share......................  $     (2.01)   $     (3.17)

     Because SFAS 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until fiscal 2000.

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

     In addition, rights to purchase the contingent shares will be issued if certain events involving a change of control, as defined, occur. The Contingent Shares expire no later than 1999.

 9. INCOME TAXES (SECTION 382) LOSS LIMITATIONS

     There is no provision for income taxes for the years ended December 31, 1997 and 1996, as the Company has incurred net operating losses.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes. The Company uses the cash method of

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

accounting for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows at December 31:

                                                       1997           1996
                                                    -----------    -----------
Deferred tax assets:
  Accounts payable and other accruals.............  $   267,813    $   209,863
  Deferred revenue................................       38,572         27,727
  Net operating loss carryforwards................    4,480,785      2,061,304
                                                    -----------    -----------
Total deferred tax assets.........................    4,787,170      2,298,894
Valuation allowance...............................   (4,613,117)    (2,261,905)
                                                    -----------    -----------
Net deferred tax assets...........................      174,053         36,989
Deferred tax liabilities:
  Receivables and prepaid expenses................     (174,053)       (36,989)
                                                    -----------    -----------
Net deferred tax assets...........................  $        --    $        --
                                                    ===========    ===========

     Based upon the weight of available evidence, which includes the Company's historical operating losses and the uncertainties regarding future results, the Company has provided a full valuation allowance against its net deferred tax assets, as it is more likely than not that the deferred tax assets will not be realized. The valuation allowance increased by $2,351,212 and $2,046,490 during 1997 and 1996, respectively.

     The principal reasons for the difference between the effective tax rate and the federal statutory income tax rate are presented in the following table for the years ended December 31:

                                                       1997           1996
                                                    -----------    -----------
Federal benefit expected at statutory rates.......  $(2,503,409)   $(2,049,208)
Net operating loss with no current benefit........    2,503,409      2,049,208
                                                    -----------    -----------
                                                    $        --    $        --
                                                    ===========    ===========

     At December 31, 1997 and 1996, the Company had federal net operating loss carryforwards of approximately $13,179,000 and $6,060,000, respectively. These carryforwards will expire beginning in the year 2011. Utilization of these carryforwards may be limited due to the ownership change provisions as enacted by the Tax Reform Act of 1986 and subsequent legislation.

10. COMMITMENTS

  Leases

     The Company leases its facility under an operating lease expiring in February 2002. The Company has an option to extend its facility lease for two consecutive terms of five years each.

     The Company leases certain equipment under noncancelable lease agreements that are accounted for as capital leases. Equipment under capital lease arrangements and included in property and equipment aggregated $482,703 and $502,531 at December 31, 1997 and 1996, respectively. Related accumulated amortization was $230,486 and $111,541 at December 31, 1997 and 1996, respectively. In addition, the capital leases are secured by the related equipment, and the Company is required to maintain liability and property

                        BOREALIS TECHNOLOGY CORPORATION

                               DECEMBER 31, 1997

damage insurance. Future minimum lease payments under noncancelable capital and operating leases are as follows at December 31, 1997:

                                                        CAPITAL    OPERATING
                                                        LEASES       LEASES
                                                        -------    ----------
1998..................................................  $79,209    $  340,715
1999..................................................   29,640       284,065
2000..................................................    6,537       285,243
2001..................................................       --       122,524
                                                        -------    ----------
Total minimum payments................................  115,386    $1,032,547
                                                                   ==========
Less amount representing interest.....................  (12,453)
                                                        -------
Present value of minimum lease payments...............  102,933
Less current obligations..............................  (67,336)
                                                        -------
Long-term obligations.................................  $35,597
                                                        =======

     Total rental expense for 1997 and 1996 was approximately $359,970 and $103,109, respectively.

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments which include the short-term investment and the promissory notes approximate their recorded book values at December 31, 1997 and 1996. The fair values are based on quoted market prices and discounted cash flow analyses using the Company's incremental borrowing rate.

12. RELATED PARTY TRANSACTION

     The Company earned revenues on product sales and services negotiated with the assistance of a former director of the Company's Board in the amount of $310,000. In addition, deferred revenue of $40,000 was recorded. Related commissions earned by the former director totaled $51,420.

13. SUBSEQUENT EVENTS (UNAUDITED)

     The Company's Board of Directors approved the repricing of substantially all options outstanding at January 30, 1998 to $2.63, the closing price of the Company's stock at January 30, 1998. Options re-priced will not be exercisable for six months. After such time, the options will vest in accordance with the vesting terms of the original option grant.

     In February 1998, the Company issued 525,000 shares of common stock and 262,500 warrants in a Second Closing of the private placement transaction (Note
5). Proceeds totaled $1,151,525 net of commissions and private placement expenses of $157,026.

     The price per Unit was reduced from $6.48 in the First Closing to $5.00. Units issued in the First Closing have been recalculated subsequent to year end to reflect the revised Unit price, increasing the number of common shares issued to 476,000 from 367,280 and the number of warrants issued to 238,000 from 183,640.

     In addition, the exercise price of warrants issued to the Unit holders was reduced from $6.00 to $5.00, which exceeds the market value of the Company's common stock at the date of repricing.

                        EXHIBIT AND REPORTS ON FORM 8-K

(a)  Exhibits

                                                                           SEQUENTIALLY
EXHIBIT                                                                      NUMBERED
 NUMBER                             DESCRIPTION                                PAGE
--------                            -----------                            ------------
 2.1(1)     Agreement and Plan of Merger between Borealis Corporation, a
            Nevada corporation, and Borealis Technology Corporation, a
            Delaware corporation, dated June 7, 1996....................
 3.1(1)     Registrant's Certificate of Incorporation, as currently in effect......................................................
 3.2(1)     Registrant's Bylaws, as currently in effect.................
 4.1(1)     Specimen Certificate of Registrant's Common Stock...........
 4.2(1)     Form of WSGR Warrant........................................
 4.3(1)     Form of Warrant issued to H.J. Meyers & Co., Inc. in
            connection with the Registrant's initial public offering....
 4.4(1)     Registrant's Contingent Rights Plan.........................
 4.5(2)     Form of Warrant issued to H.J. Meyers & Co., Inc. in
            connection with the Registrant's July 1997 public
            offering....................................................
10.1(1)     Real Property Lease between Registrant and Incline Investors
            Group, dated June 15, 1995..................................
10.2(1)     Real Property Sublease between Registrant and U.S. Bank of
            Nevada......................................................
10.3(1)     1994 Stock Plan.............................................
10.4(1)     1996 Stock Plan.............................................
10.5(1)     1996 Director Option Plan...................................
10.6(1)     Form of Indemnification Agreement...........................
10.7(1)     Asset License and Purchase Agreement between the Registrant and Sales Technologies, Inc., dated April 15, 1994..........
10.8(1)     Lease between the Registrant and DBB Holdings, Inc., dated
            June 11, 1996...............................................
10.9(3)     Promissory Note between the Registrant and US Bank dated
            July 11, 1996...............................................
10.10(4)    1997 Employee Stock Purchase Plan...........................
10.11(1)    Form of Warrant for 2,000 shares granted to Peter Pitsker on
            June 11, 1996...............................................
10.12(1)    Form of Warrant for 7,000 shares granted to Jerry brooks on
            June 11, 1996...............................................
10.13(2)    Solution Provider Agreement between the Registrant and
            American Technology Corporation, dated October 4, 1996......
10.14(2)    Promissory Note issued to Oxbow LLC.........................
10.15(2)    Warrant issued to Oxbow LLC.................................
10.16(2)    Rights Agreement between the Registrant and Oxbow LLC.......
10.17       Form of Unit Purchase Agreement for 1997-98 private
            placement...................................................
10.18       Form of Warrant for 1997-98 private placement...............
23.1        Consent of Ernst & Young LLP, independent auditors..........
27.1        Financial Data Schedule.....................................

---------------
(1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

(2) Incorporated by reference to exhibits with Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.

(3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1996.

(4) Incorporated by reference to annex filed with Registrant's Definitive Proxy Statement on Schedule 14A filed April 11, 1997.

(b)  Reports on Form 8-K
     None.