Form 10QSB
period 1998-03-31
BOREALIS TECHNOLOGY CORP
filed 1998-05-15
CIK 1014767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     FOR THE QUARTER ENDED: MARCH 31, 1998

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

                   CLASS                                     OUTSTANDING AT
Common Stock - par value $.001 ("Common Stock")        March 31, 1998: 5,879,148


Transitional Small Business Disclosure Format (check one): Yes __ ;  No X .

                         BOREALIS TECHNOLOGY CORPORATION

                                      INDEX

                                                                         Page No.
                                                                         --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

               Condensed Balance Sheets
               March 31, 1998 (unaudited) and December 31, 1997             3

               Condensed Statements of Operations (unaudited)
               three months ended March 31, 1998 and 1997                   4

               Condensed Statements of Cash Flows (unaudited)
               three months ended March 31, 1998 and 1997                   5

               Notes to Condensed Financial Statements (unaudited)          6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

          Risk Factors                                                      9

          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  13


PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                   March 31,        December 31,
                                                                     1998              1997
                                                                 (Unaudited)
                                                                 ------------       ------------
ASSETS
Current Assets:
       Cash and cash equivalents                                 $  1,064,578       $  2,080,095
       Accounts receivable                                                 --            353,580
       Certificate of deposit                                              --            650,000
       Other current assets                                           457,425            290,667
                                                                 ------------       ------------
                Total current assets                                1,522,003          3,374,342

     Property and equipment, net                                      827,895            819,417
     Long term investment                                                  --                 --
     Note receivable from employees                                   389,974            156,988
     Other assets                                                      50,686             52,511
                                                                 ------------       ------------

                Total assets                                     $  2,790,558       $  4,403,258
                                                                 ============       ============


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                          $    148,826       $     80,887
       Accrued employee compensation                                  471,765            596,450
       Promissory Note                                                250,000            900,000
       Other accrued liabilities                                       90,756            110,350
       Deferred Revenue                                                95,496            113,448
       Current Portion of capital lease obligations                    47,725             67,336
                                                                 ------------       ------------
                Total current liabilities                           1,104,568          1,868,471

     Capital lease obligations                                         25,052             35,597
                                                                 ------------       ------------

                Total liabilities                                   1,129,620          1,904,068
                                                                 ------------       ------------

     Stockholders' equity:
       Preferred stock, $.001 par value:
         Authorized shares - 5,000,000
         Issued and outstanding - none
       Common stock, $.001 par value:
         Authorized shares - 10,000,000;
         Issued and outstanding shares: 5,879,149 at
         March 31, 1998 and 5,245,428 at December 31, 1997              5,879              5,245
       Additional paid-in capital                                  17,923,399         16,739,788
       Note receivable from stockholder                               (93,124)           (93,124)
       Accumulated deficit                                        (16,175,216)       (14,152,719)
                                                                 ------------       ------------
                 Total stockholders' equity                         1,660,938          2,499,190
                                                                 ------------       ------------

                 Total liabilities and stockholders' equity      $  2,790,558       $  4,403,258
                                                                 ============       ============


           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       Three Months Ended
                                                            March 31,
                                                     1998              1997
                                                 -----------       -----------
 Total revenues                                  $   195,623       $    22,349

 Cost of revenues                                     18,237            11,020
                                                 -----------       -----------

 Gross profit                                        177,386            11,329

 Operating expenses:
        Sales and marketing                        1,088,883           816,586
        Research and development                     786,149           617,509
        General and administrative                   321,969           506,403
                                                 -----------       -----------
                   Total operating expenses        2,197,001         1,940,498

 Loss from operations                             (2,019,615)       (1,929,169)

 Interest income (expense)                            (2,883)           18,110
                                                 -----------       -----------

 Net loss                                        $(2,022,498)      $(1,911,059)
                                                 ===========       ===========

Basic and diluted net loss
 per common share                                $     (0.37)      $     (0.60)
                                                 ===========       ===========

Shares used in computing basic and
diluted net loss per common share                  5,520,040         3,184,506
                                                 ===========       ===========

           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              -----------------------------
                                                                 1998              1997
                                                              -----------       -----------
OPERATING ACTIVITIES
Net loss                                                      $(2,022,498)      $(1,911,059)
Adjustments to reconcile net loss to net cash used
  in operating activities:
          Depreciation and amortization                            97,601            80,511
          Noncash charges, net                                     68,000            48,180
          Recognized portion of employee note receivable           50,346
          Changes in assets and liabilities:
            Accounts receivable                                   353,580             2,000
            Other assets                                          (23,266)          (88,002)
            Accounts payable                                       67,939           (45,822)
            Other liabilities                                    (162,230)           73,743
                                                              -----------       -----------

Net cash used in operating activities                          (1,570,528)       (1,840,449)

INVESTING ACTIVITIES
Proceeds of investment                                            650,000                --
Purchases of property and equipment                              (106,079)         (179,086)
Increase in employee note receivable                             (425,000)               --
                                                              -----------       -----------

Net cash (used in) provided by investing activities               118,921          (179,086)

FINANCING ACTIVITIES
Payments under capital lease obligations                          (30,156)          (64,866)
Payment of promissory note                                       (650,000)               --
Proceeds from issuance of common stock, net                     1,116,246                --
                                                              -----------       -----------

Net cash (used in) provided by financing activities               436,090           (64,866)
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents           (1,015,517)       (2,084,401)

Cash and cash equivalents at beginning of period                2,080,095         3,921,506
                                                              -----------       -----------

Cash and cash equivalents at end of period                    $ 1,064,578       $ 1,837,105
                                                              ===========       ===========


           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

           The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the 1997 financial statements and footnotes thereto included in the Company's 10-KSB and the Company's registration statement on form SB-2 declared effective by the Securities and Exchange Commission on July 21, 1997.

NOTE 2 - FINANCING

           In November 1997, the Company began a private placement to sell units comprised of two shares of Common Stock and one warrant exercisable for one share of Common Stock at a per share price of $5.00. As of December 1997, the Company had sold 183,640 units and recorded proceeds of $1.0 million, net of related commissions and private placement expenses.

           On February 20, 1998 the Company successfully completed the private placement selling a total of 500,500 units and recording total proceeds of $2.2 million, net of commissions and private placement expenses. In conjunction with the second closing, the units under the agreement were retroactively re-priced, effectively increasing the number of units issued under the first closing.

NOTE 3 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

           Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents from stock options and warrants are excluded from the computation because their effect is anti-dilutive.

           In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which the Company adopted on December 31, 1997. As a result, the Company changed the method used to compute earnings per share. Under the new requirements for calculating basic earnings (loss) per share, the dilutive effect of stock options was excluded. A restatement of prior periods was not necessary as common equivalent shares from common stock options and warrants have been excluded from the computation of net loss per share, as their effect is anti-dilutive.

NOTE 4 - BORROWINGS

           At March 31, 1998, the Company had $250,000 outstanding pursuant to a bank credit line subject to certain restrictive covenants. These borrowings accrue interest at 10.25% per annum and are due and payable on July 14, 1998.

NOTE 5 - USE OF ESTIMATES

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

NOTE 6 - ADOPTION OF NEW PRONOUNCEMENTS

           As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or stockholders' equity.

           As of January 1, 1998, the Company implemented the AICPA's Statement of Position 97-2, Software Revenue Recognition ("SOP97-2"). Adoption of SOP97-2 had no impact on the Company's revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis contains forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation (the "Company") that involve risks and uncertainties including, but not limited to, statements related to the market acceptance of Arsenal and the adequacy of the Company's cash reserves. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and elsewhere in this Statement.

           The Company has experienced significant operating losses for each of the fiscal years beginning with fiscal 1994 and for the three month period ended March 31, 1998 and expects such losses to continue for the forseeable future. The Company's sole product, Arsenal, is designed for the customer relationship management market. To date, the Company has shipped its Arsenal product to 6 customers. The Company derives substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. There can be no assurance that Arsenal will ever achieve significant market acceptance or that the Company will ever achieve profitability.

           The Company's future operating results will depend on many factors, including demand for Arsenal, the level of product and price competition, potential customers' perceptions of the Company's financial position, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding, assimilating and retaining a substantial number of direct sales personnel and third party integrators in future periods. Purchases of customer relationship management products,such as Arsenal, are discretionary and generally involve a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, financial condition and results of operations.

           The Company has generally recognized and expects to recognize product and license revenue which is not subject to significant obligations upon execution of a licensing agreement, delivery of the software and when collection is deemed probable. Services revenues are recognized as services are performed while maintenance revenues are recognized ratably over the term of the support period.

REVENUES:

           Revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting and training services. Revenues increased from $22,349 for the three months ended March 31, 1997 to $195,623 for the comparable period ended March 31, 1998. This increase is the result of the sale of the Company's customer relationship management product, Arsenal. There can be no assurance that the Company's revenues will continue to increase or fail to decrease, and any further increases in the Company's revenues will be dependent upon, among other things, market acceptance of Arsenal and the Company's ability to attract, retain and assimilate additional sales personnel.

COST OF REVENUES:

           Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology and wages of technical services personnel. The cost of revenues increased slightly from $11,020 to $18,237 between the three months ended March 31, 1997 and 1998. The Company anticipates that the absolute dollar spending for cost of revenues will increase in the foreseeable future as the Company expands its technical services organization to support customer needs. However, since the Company only recently introduced Arsenal, the Company believes that the ratio of cost of revenues to revenues are not meaningful in the periods presented or indicative of future ratios.

OPERATING EXPENSES:

           Total operating expenses are comprised of sales and marketing, research and development, and general and administrative expenses. Sales and marketing expenses increased from $816,586 to $1,088,883 between the three months ended March 31, 1997 and 1998. This increase is primarily the result of increased staffing. Research and development expenses increased from $617,509 to $786,149 between the three months ended March 31, 1997 and 1998. This increase in research and development expenses is due to an increase in staffing and expenditures related to the development of enhancements to Arsenal. General and administrative expenses decreased from $506,403 to $321,969 between the three months ended March 31, 1997 and 1998. This decrease in general and administrative expenses is primarily due to a decrease in staffing between the first quarters of 1997 and 1998. The Company anticipates that total operating expenses will continue to increase for the foreseeable future as the Company:
(i) expands its sales and marketing function in order to facilitate the market acceptance and sale of Arsenal and (ii) adds additional software engineers to fund the development of enhancements to Arsenal and develop new products.

           Based on the Company's research and development process, costs incurred between the establishment of technical feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

NET LOSS:

           As a result of the factors discussed above, the net loss for the three months ended March 31, 1998 increased to $2,022,498, from a loss of $1,911,059 for the three month period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

           On February 20, 1998, the Company successfully completed a private placement (the "Private Placement") of securities comprised of two shares of Common Stock and one warrant exercisable for one share of Common Stock at a per share price of $5.00. The Company issued approximately 1.0 million shares of Common Stock and warrants to purchase approximately 500,000 shares of Common Stock.

           Additional financing activities included the payment of a $650,000 promissory note with the proceeds from a certificate of deposit.

           The Company's cash and short-term investments totaled $1,064,578 at March 31, 1998, representing 38% of total assets. The Company used $1.6 million of cash to fund operations for the first quarter of 1998. As of March 14, 1998, the Company's cash and short-term investments totaled approximately $50,000. On May 15, 1998, the Company received a $180,000 loan from an officer of the Company. The loan is secured by the assets of the Company, bears interest at 8% per annum and is convertible into the Company's equity securities if the Company is successful in raising additional capital. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of expenditures for computers and computer related equipment.

           The Company's existing capital resources and cash generated from operations, if any, are sufficient to meet the Company's cash requirements only for the next few weeks at its anticipated level of operations. The Company is currently seeking additional funding. However, there can be no assurance that any additional financing will be available on acceptable terms, or at all, as required by the Company. Moreover, if additional financing is not available, the Company will be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

           As of March 31, 1998 the Company was out of compliance with the standards for listing on the Nasdaq SmallCap Market. On April 20, 1998, the Company received a letter from the Nasdaq Stock Market indicating that the Company no longer met the requirements for continued listing on the Nasdaq SmallCap Market. As a result the Company's shares of Common Stock will be subject to removal from the Nasdaq SmallCap Market if the Company is not able to obtain additional financing or generate sufficient revenue in the next several weeks to satisfy the listing requirements. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do no meet the Nasdaq SmallCap Market Listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. Nasdaq has recently promulgated new rules which make listing of companies on the Nasdaq SmallCap Market more difficult to maintain and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition if the market price of the Company's Common Stock is less then $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdaq SmallCap Market, such rules may further limit the market liquidity of the Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

RISK FACTORS

Going Concern Assumption; Future Capital Needs Uncertain; No Assurance of Future Financing

           The company's independent auditor's report on the Company's financial statements at December 31, 1997 and for the years ended December 31, 1996 and 1997 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $16,175,216 at March 31, 1998. The Company currently requires and in the future may require substantial additional funds and there can be no assurance that any independent auditor's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business financial condition and results of operations.

           In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for the next few weeks at its anticipated level of operations. There can be no assurance that any additional financing will be available on acceptable terms, or at all, as required by the Company. Moreover, if additional financing is not available, the Company will be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays have a material adverse effect on the Company's business, financial condition and results of operations.

Complete Dependence on Recent Product Introduction

           The Company derives substantially all of its revenues from the sale of licenses and maintenance contracts for Arsenal. Consequently, the Company is entirely dependent on the market acceptance of Arsenal. Unless and until Arsenal receives market acceptance, the Company will have no material source of revenue. There can be no assurance that Arsenal will achieve market acceptance. The Company's ability to effectuate market acceptance and sales of Arsenal will be substantially dependent on the hiring and training of additional personnel, and there can be no assurance that the Company will be able to successfully hire and train such personnel. Market acceptance of Arsenal will require the Company to successfully hire and retain sales personnel in a timely manner, of which there can be no assurance. Any such failure will have a material adverse effect on the Company's business, financial condition and results of operations. Failure of Arsenal to achieve significant market acceptance will have a material adverse effect on the Company's business, financial condition and results of operations.

Possible Liquidity of Trading Market; Penny Stock

           As of March 31, 1998 the Company was out of compliance with the standards for listing on the Nasdaq SmallCap Market. On April 20, 1998, the Company received a letter from the Nasdaq Stock Market indicating that the Company no longer met the requirements for continued listing on the Nasdaq SmallCap Market. As a result, the Company's shares of Common Stock will be subject to removal from the Nasdaq SmallCap Market if the Company is not able to obtain additional financing or generate sufficient revenue in the next several weeks to satisfy the listing requirements. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do no meet the Nasdaq SmallCap Market Listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. Nasdaq has recently promulgated new rules which make listing of companies on the Nasdaq SmallCap Market more difficult to maintain and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition if the market price of the Company's Common Stock is less then $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdaq SmallCap Market, such rules may further limit the market liquidity of the Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

Recent Hires of Key Executives; Need to Fill Key Executive Position; Dependence on Limited Number of Key Personnel

           The Company's Chairman of the Board recently assumed the position as Chief Executive Officer following the resignation of its President and Chief Executive Officer. The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. In particular, the Company's Senior Vice President of World Wide Sales and Services and its Vice President of Business Development recently joined the Company in November 1997 and the Company's Vice President of Engineering recently joined the Company in February 1998. Additionally, the Company is currently seeking to hire a Vice President of Marketing. The Company's future success will require it to recruit additional key personnel, including additional sales and marketing personnel. The Company has not entered into employment agreements nor does it have key man life insurance. The Company believes that its future success depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

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

Recent Losses; Quarterly Fluctuations in Performance

           The Company has experienced significant operating losses in each of fiscal years beginning with fiscal 1994 and for the three months ending March 31, 1998 and expects to incur significant operating losses for the foreseeable future. The Company's sole product, Arsenal, is designed for the customer relationship management market. As a result, the Company will derive substantially all of its revenues from the sales of licenses and maintenance contracts for Arsenal. There can be no assurance that Arsenal will ever achieve significant market acceptance or that the Company will ever achieve profitability.

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

           Software products such as Arsenal often contain errors or "bugs" that can adversely affect the performance of the product or damage a user's data. There can be no assurance that, despite testing by the Company and by potential customers, errors will not be found in Arsenal, resulting in a loss, of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

           The customer relationship management software market is highly competitive, highly fragmented and characterized by rapid technological change, frequent new product introductions, short product life cycles and evolving industry standards, and is expected, in the future, to be characterized by significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences competition from many sources, including:
(i) companies that directly address the sales automation market, such as Aurum Software, Inc., Siebel Systems, Inc., Saratoga Systems, Inc., Saleskit Software and Brock Control Systems, Inc.; (ii) third-party integrators, such as Andersen Consulting, LLP and KPMG Peat Marwick LLP, that design, develop and implement custom solutions; (iii) the internal information technology departments of organizations that develop proprietary applications; and (iv) companies such as Symantec Corporation, Goldmine Software Corporation, and Modatech Systems Corporation, suppliers of Personal Information Managers ("PMS") off-the-shelf software specific to personal computers designed to aid in such activities as time management, contact management and calendaring. In addition, the Company may experience competition from additional companies, to the extent such companies enter the customer resource management market, such as "groupware" vendors, "help-desk" vendors, Local Area Network ("LAN") based application development tools vendors, remote LAN-access communication vendors and communications and systems management software vendors. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete in the sales automation software market.

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

Risks Associated with Managing Growth

           The Company's anticipated level of growth, should it occur, will challenge the Company's management and its sales and marketing, customer support, research and development, finance and general and administrative operations. The Company's future performance will depend in part on its ability to manage any such growth, should it occur, and to adapt its operational and financial control systems, if necessary, to respond to changes resulting from any such growth. The failure of the Company's management to respond to and manage growth effectively will have a material adverse effect on the Company's business, financial condition and results of operations.

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

                4.1(1)  Specimen Certificate of Registrant's Common Stock

                4.2(1)  Form of WSGR Warrant

                4.3(1) Form of Warrant issued to H.J. Meyers & Co., Inc. in connection with the Registrant's initial public offering

                4.4(1)  Registrant's Contingent Rights Plan

                4.5(2) Form of Warrant issued to H.J. Merers & Co., Inc. in connection with the Registrant's July 1997 public offering

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

                10.5(1) 1996 Director Option Plan.

                10.6(1) Form of Indemnification Agreement.

                10.7(1) Asset License and Purchase Agreement between the
                        Registrant and Sales Technologies, Inc., dated April 15,
                        1994.

                10.8(1) Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.

                10.9(3) Promissory Note between the Registrant and US Bank dated July 11, 1996.

               10.10(4) 1997 Employee Stock Purchase Plan

               10.11(1) Form of Warrant for 2000 shares granted to Peter
                        Pitsker on June 11, 1996

               10.12(1) Form of Warrant for 7,000 shares granted to Jerry
                        Brooks on June 11, 1996

               10.13(2) Solution Provider Agreement between the Registrant and
                        American Technology Corporation, dated October 4, 1996

               10.14(2) Promissory Note issued to Oxbow LLC

               10.15(2) Warrant issued to Oxbow LLC

               10.16(2) Rights Agreement between the Registrant and Oxbow LLC

               10.17(5) Form of Unit Purchase Agreement for 1997-98 private placement

               10.18(5) Form of Warrant for 1997-98 private placement

               27.1     Financial Data Schedule


------------------------

        (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

        (2) Incorporated by reference to exhibits with Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.

        (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1996

        (4) Incorporated by reference to annex filed with Registrant's Definitive Proxy Statement on Schedule 14A filed April 11, 1997.

        (5) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-KSB filed March 31, 1998.

(b)     Reports on Form 8-K. None.

                                    SIGNATURE


           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BOREALIS TECHNOLOGY CORPORATION
                                   Registrant



                                   BY:  /s/ ELIZABETH J. GASPAR
                                      ------------------------------------------
                                        Elizabeth J. Gaspar
                                        Executive Vice President
                                        Chief Financial Officer


Date:  May 15, 1998

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

                4.1(1)  Specimen Certificate of Registrant's Common Stock

                4.2(1)  Form of WSGR Warrant

                4.3(1) Form of Warrant issued to H.J. Meyers & Co., Inc. in connection with the Registrant's initial public offering

                4.4(1)  Registrant's Contingent Rights Plan

                4.5(2) Form of Warrant issued to H.J. Merers & Co., Inc. in connection with the Registrant's July 1997 public offering

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

                10.5(1) 1996 Director Option Plan.

                10.6(1) Form of Indemnification Agreement.

                10.7(1) Asset License and Purchase Agreement between the
                        Registrant and Sales Technologies, Inc., dated April 15,
                        1994.

                10.8(1) Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.

                10.9(3) Promissory Note between the Registrant and US Bank dated July 11, 1996.

               10.10(4) 1997 Employee Stock Purchase Plan

               10.11(1) Form of Warrant for 2000 shares granted to Peter
                        Pitsker on June 11, 1996

               10.12(1) Form of Warrant for 7,000 shares granted to Jerry
                        Brooks on June 11, 1996

               10.13(2) Solution Provider Agreement between the Registrant and
                        American Technology Corporation, dated October 4, 1996

               10.14(2) Promissory Note issued to Oxbow LLC

               10.15(2) Warrant issued to Oxbow LLC

               10.16(2) Rights Agreement between the Registrant and Oxbow LLC

               10.17(5) Form of Unit Purchase Agreement for 1997-98 private placement

               10.18(5) Form of Warrant for 1997-98 private placement

               27.1     Financial Data Schedule


------------------------

        (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.

        (2) Incorporated by reference to exhibits with Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.

        (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1996

        (4) Incorporated by reference to annex filed with Registrant's Definitive Proxy Statement on Schedule 14A filed April 11, 1997.

        (5) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-KSB filed March 31, 1998.