Form 10QSB
period 1998-06-30
BOREALIS TECHNOLOGY CORP
filed 1998-08-13
CIK 1014767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE QUARTER ENDED: JUNE 30, 1998

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

                   CLASS                                     OUTSTANDING AT
Common Stock - par value $.001 ("Common Stock")         June 30, 1998: 8,587,576


Transitional Small Business Disclosure Format (check one): Yes [ ];  No [X].

                         BOREALIS TECHNOLOGY CORPORATION


                                      INDEX

                                                                         Page No.
                                                                         --------
          PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

               Condensed Balance Sheets
               June 30, 1998 (unaudited) and December 31, 1997              3

               Condensed Statements of Operations (unaudited)
               three months and six months ended June 30, 1998
               and 1997                                                     4

               Condensed Statements of Cash Flows (unaudited)
               six months ended June 30, 1998 and 1997                      5

               Notes to Condensed Financial Statements (unaudited)          6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

          Risk Factors
9
          PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                  13

PART 1 - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                         BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                       June 30          December 31,
                                                                         1998                1997
                                                                     (Unaudited)
ASSETS
Current assets:
       Cash and cash equivalents                                    $  1,643,316        $  2,080,095
       Accounts receivable                                                    --             353,580
       Certificate of deposit                                                 --             650,000
       Other current assets                                              718,551             290,667
                                                                    ------------        ------------
                Total current assets                                   2,361,867           3,374,342

Property and equipment, net                                              794,425             819,417
Note receivable from an employee                                         333,724             156,988
Other assets                                                              44,890              52,511
                                                                    ------------        ------------

                Total assets                                        $  3,534,906        $  4,403,258
                                                                    ============        ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                             $    392,457        $     80,887
       Accrued employee compensation                                     461,195             596,450
       Promissory note                                                   250,000             900,000
       Other accrued liabilities                                         114,197             110,350
       Deferred revenue                                                  146,904             113,448
       Current portion of capital lease obligations                       34,609              67,336
                                                                    ------------        ------------
                Total current liabilities                              1,399,362           1,868,471

Capital lease obligations                                                 15,998              35,597
                                                                    ------------        ------------

                Total liabilities                                      1,415,360           1,904,068
                                                                    ------------        ------------
Stockholders' equity:
       Preferred stock, $.001 par value:
         Authorized shares - 5,000,000
         Issued and outstanding - none
       Common stock, $.001 par value:
         Authorized shares - 30,000,000;
         Issued and outstanding shares: 8,587,576
         at June 30, 1998, and 5,245,428 at December 31, 1997              8,587               5,245
       Additional paid-in capital                                     20,689,790          16,739,788
       Note receivable from stockholder                                  (74,999)            (93,124)
       Accumulated deficit                                           (18,503,832)        (14,152,719)
                                                                    ------------        ------------
                Total stockholders' equity                             2,119,546           2,499,190
                                                                    ------------        ------------

                Total liabilities and stockholders' equity          $  3,534,906        $  4,403,258
                                                                    ============        ============



            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                      Six Months Ended
                                                                June 30,                              June 30,
                                                        1998                1997               1998               1997
                                                     -----------        -----------        -----------        -----------
 Total revenues                                      $    63,608        $   185,005        $   259,231        $   207,354

 Cost of revenues                                         18,633             25,248             36,870             36,268
                                                     -----------        -----------        -----------        -----------

 Gross profit                                             44,975            159,757            222,361            171,086

 Operating expenses:
      Sales and marketing                              1,122,093          1,559,490          2,210,976          2,376,076
      Research and development                           880,324            558,803          1,666,473          1,176,312
      General and administrative                         365,021            486,566            686,990            992,969
                                                     -----------        -----------        -----------        -----------
           Total operating expenses                    2,367,438          2,604,859          4,564,439          4,545,357

 Loss from operations                                 (2,322,463)        (2,445,102)        (4,342,078)        (4,374,271)

 Interest income (expense)                                (6,153)            (3,491)            (9,036)            14,619
                                                     -----------        -----------        -----------        -----------

 Net loss                                            $(2,328,616)       $(2,448,593)       $(4,351,114)       $(4,359,652)
                                                     ===========        ===========        ===========        ===========

Basic and diluted net loss
   per common share                                  $     (0.36)       $     (0.77)       $     (0.73)       $     (1.37)
                                                     ===========        ===========        ===========        ===========

Shares used in computing basic and diluted net
  loss per common share                                6,451,256          3,184,781          5,988,221          3,184,644
                                                     ===========        ===========        ===========        ===========


           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                             June 30,
                                                                 ------------------------------
                                                                     1998               1997
                                                                 -----------        -----------
OPERATING ACTIVITIES
Net Loss                                                         $(4,351,114)       $(4,359,652)
Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                             202,636            169,526
           Common stock issued for compensation                      123,825             48,180
           Recognized portion employee note receivable               106,596                 --
           Changes in operating assets and liabilities:
                Accounts receivable                                  353,580                200
                Other current assets                                (283,166)            12,507
                Accounts payable                                     311,570            243,762
                Accrued employee compensation and benefits          (135,255)            79,642
                Other accrued Liabilities                              3,847            430,868
                Deferred Revenue                                      33,456            (32,779)
                                                                 -----------        -----------
Net cash used in operating activities                             (3,634,025)        (3,407,746)


INVESTING ACTIVITIES
Proceeds from investment                                             650,000                 --
Purchases of property and equipment                                 (177,644)          (252,544)
Increase in employee note receivable                                (425,000)                --
                                                                 -----------        -----------
Net cash used in investing activities                                 47,356           (252,544)


FINANCING ACTIVITIES
Proceeds from issuance of common stock, net                        3,847,644                 --
Proceeds from exercise of common stock options                            --              1,670
Payment of promissory note                                          (650,000)                --
Payments under capital lease obligations                             (47,754)          (103,520)
                                                                 -----------        -----------
Net cash provided by (used in) financing activities                3,149,890           (101,850)


Net (decrease) in cash and cash equivalents                         (436,779)        (3,762,140)

Cash and cash equivalents at beginning of period                   2,080,095          3,921,506
                                                                 -----------        -----------

Cash and cash equivalents at end of period                         1,643,316            159,366
                                                                 ===========        ===========


           See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the 1997 financial statements and footnotes thereto included in the Company's 10-KSB and the Company's registration statement on form SB-2 declared effective by the Securities and Exchange Commission on July 21, 1997.

NOTE 2 - FINANCING

         In June 1998, the Company began a private placement to sell shares of Common Stock at a per share price of $1.00. As of June 30, the Company had sold 2,693,000 shares and recorded net proceeds of $2.7 million.

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

NOTE 4 - BORROWINGS

         At June 30, 1998, the Company had $250,000 outstanding pursuant to a bank credit line subject to certain restrictive covenants. These borrowings accrue interest at 10.25% per annum and are due and payable on July 14, 1998.

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

         The Company has experienced significant operating losses for each of the fiscal years beginning with fiscal 1994 and for the six month period ended June 30, 1998 and expects such losses to continue for the forseeable future. The Company's sole product, Arsenal, is designed for the customer relationship management market. To date, the Company has shipped its Arsenal product to 6 customers. The Company derives substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. There can be no assurance that Arsenal will ever achieve significant market acceptance or that the Company will ever achieve profitability.

         The Company's future operating results will depend on many factors, including demand for Arsenal, the level of product and price competition, potential customers' perceptions of the Company's financial position, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability of the Company to attract and retain key personnel. In particular, the ability of the Company to achieve revenue growth in the future will depend on its success in adding, assimilating and retaining a substantial number of direct sales personnel and third party integrators in future periods. Purchases of customer relationship management products, such as Arsenal, are discretionary and generally involve a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company has generally recognized and expects to recognize product and license revenue which is not subject to significant obligations upon execution of a licensing agreement, delivery of the software and when collection is deemed probable. Service revenues are recognized as services are performed while maintenance revenues are recognized ratably over the term of the support period.

REVENUES:

         Revenues have historically consisted of revenues from the licensing and sale of products, revenues from service and maintenance agreements and revenues from consulting and training services. Revenues decreased from $185,005 for the three months ended June 30, 1997 to $63,608 for the comparable period ended June 30, 1998. This decrease reflects a slowdown in sales due to potential customers' perceptions of the Company's financial position. Revenues increased from $207,354 for the six months ended June 30, 1997 to $259,231 for the six months ended June 30, 1998. This increase reflects the introduction of the Company's Arsenal product in the second quarter of 1997. There can be no assurance that the Company's revenues will increase or fail to decrease and the Company's ability to generate revenues will be dependent upon, among other things, market acceptance of Arsenal and the Company's ability to attract, retain and assimilate additional sales personnel and the Company's ability to secure additional financing.

COST OF REVENUES:

         Cost of revenues represents primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology and the wages of technical services personnel. The cost of revenues decreased from $25,248 for the three months ended June 30, 1997 to $18,633 for the comparable period ended June 30, 1998. The cost of revenues increased slightly from $36,268 for the six months ended June 30, 1997 to $36,870 for the six months ended June 30, 1998. The Company anticipates that the absolute dollar spending for cost of revenues will increase in the foreseeable future as the Company expands its technical services organization to support customer needs. However, given the limited sales of Arsenal, the Company believes that the ratio of cost of revenues to revenues are not meaningful in the periods presented or indicative of future ratios.

OPERATING EXPENSES:

         Total operating expenses are comprised of sales and marketing, research and development, and general and administrative expenses. Sales and marketing expenses decreased from $1,559,490 for the three months ended June 30, 1997 to $1,122,093 for the comparable period ended June 30, 1998. Sales and marketing expenses decreased from $2,376,076 for the six months ended June 30, 1997 to $2,210,976 for the comparable period ended June 30, 1998. These decreases are primarily the result of decreased spending on trade shows, print advertising and promotional events. Research and development expenses increased from $558,803 for the three months ended June 30, 1997 to $880,324 for the comparable period ended June 30, 1998. Research and development expenses increased from $1,176,312 for the six months ended June 30, 1997 to $1,666,473 for the comparable period ended June 30, 1998. These increases in research and development expenses are due to increases in staffing and expenditures related to the development of enhancements to Arsenal. General and administrative expenses decreased from $486,566 for the three months ended June 30, 1997 to $365,021 for the comparable period ended June 30, 1998. General and administrative expenses decreased from $992,969 for the six months ended June 30, 1997 to $686,990 for the comparable period ended June 30, 1998. These decreases in general and administrative expenses are primarily due to decreases in staffing.

         Based on the Company's research and development process, costs incurred between the establishment of technical feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

NET LOSS:

         As a result of the factors discussed above, the net loss decreased from $2,448,593 for the three months ended June 30, 1997 to $2,328,616 for the three months ended June 30, 1998 and decreased from $4,359,652 for the six months ended June 30, 1997 to $4,351,114 for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In May 1998, the Company began a private placement (the "Private Placement") to sell shares of Common Stock at a per share price of $1.00 per share. As of June 30, 1998, the Company had sold 2,693,000 units and recorded net proceeds of $2.7 million. In February, the Company completed a private placement of securities comprised of two shares of Common Stock and one warrant exercisable for one share of Common Stock at a per share price of $5.00. The Company issued approximately 1.0 million shares of Common Stock and warrants to purchase approximately 500,000 shares of Common Stock.

         The Company's cash and short-term investments totaled $1,643,316 at June 30, 1998, representing 46% of total assets. The Company used $3.6 million of cash to fund operations for the six months ended June 30, 1998. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of advances to an employee and expenditures for computers and computer related equipment. At June 30, 1998, the Company had $250,000 outstanding pursuant to a bank credit line subject to certain restrictive covenants. The Company is currently in discussions to extend the note. However, there can be no assurance any extension will be approved.

         The Company's existing capital resources and cash generated from operations, if any, are sufficient to meet the Company's cash requirements only for the next month at its anticipated level of operations. The Company is currently seeking additional funding. However, there can be no assurance that any additional financing will be available on acceptable terms, or at all, as required by the Company. Moreover, if additional financing is not available, the Company will be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors.

         For the quarter ended March 31, 1998, the Company was not able to maintain the standards for continued quotation on the Nasdaq SmallCap Market. As a result Nasdaq required the Company to submit a plan that indicated how the Company would get back into compliance with the listing standards. The Company was granted a temporary exception from the NASDAQ Marketplace net tangible assets/market capitalization/net income requirements subject to the Company meeting certain conditions which will expire on September 15, 1998. Absent the Company's ability to obtain additional financing or to generate sufficient revenue by that time, the Company will be removed from the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do no meet the Nasdaq SmallCap Market Listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. Nasdaq has recently promulgated new rules which make listing of companies on the Nasdaq SmallCap Market more difficult to maintain and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition if the market price of the Company's Common Stock is less then $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdaq

SmallCap Market, such rules may further limit the market liquidity of the Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

RISK FACTORS

Going Concern Assumption; Future Capital Needs Uncertain; No Assurance of Future Financing

         The Company's independent auditors' report on the Company's financial statements at December 31, 1997 and for the years ended December 31, 1996 and 1997 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $18,503,832 at June 30, 1998. The Company currently requires and in the future may require substantial additional funds and there can be no assurance that any independent auditor's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business financial condition and results of operations.

          In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from operations, if any, will be sufficient to meet the Company's cash requirements for the next month at its anticipated level of operations. There can be no assurance that any additional financing will be available on acceptable terms, or at all, as required by the Company. Moreover, if additional financing is not available, the Company will be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Possible Liquidity of Trading Market; Penny Stock

                  For the quarter ended March 31, 1998, the Company was not able to maintain the standards for continued quotation on the Nasdaq SmallCap Market. As a result Nasdaq required the Company to submit a plan that indicated how the Company would get back into compliance with the listing standards. The Company was granted a temporary exception from the NASDAQ Marketplace net tangible assets/market capitalization/net income requirements subject to the Company meeting certain conditions which will expire on September 15, 1998. Absent the Company's ability to obtain additional financing or to generate sufficient revenue by that time, the Company will be removed from the Nasdaq SmallCap Market. Trading, if any, in the Common Stock would therefore be conducted in the over-the-counter market on an electronic bulletin board established for securities that do no meet the Nasdaq SmallCap Market Listing requirements, or in what are commonly referred to as the "pink sheets." As a result, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to the price of the Company's Common Stock. Nasdaq has recently promulgated new rules which make listing of companies on the Nasdaq SmallCap Market more difficult to maintain and has significantly increased its enforcement efforts with regard to the standards for such listing. In addition, if the Company's Common Stock were removed from the Nasdaq SmallCap Market, the Common Stock would be subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Consequently, removal from the Nasdaq SmallCap Market, if it were to occur, could affect the ability or willingness of broker-dealers to sell and/or make a market in the Common Stock and the ability of purchasers of the Company's Common Stock to sell their securities in the secondary market. In addition if the market price of the Company's Common Stock is less then $5.00 per share, the Company may become subject to certain penny stock rules even if still quoted on the Nasdaq SmallCap Market. While such penny stock rules should not affect the quotation of the Company's Common Stock on the Nasdaq SmallCap Market, such rules may further limit the market liquidity of the Common Stock and the ability of purchasers to sell such Common Stock in the secondary market.

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

Recent Losses; Quarterly Fluctuations in Performance

         The Company has experienced significant operating losses in each of fiscal years beginning with fiscal 1994 and for the six months ending June 30, 1998 and expects to incur significant operating losses for the foreseeable future. The Company commenced sales of Arsenal, currently the Company's only product, in April 1997. As a result, the Company derives substantially all of its revenues from the sales of licenses and maintenance contracts for Arsenal. Consequently, the Company is entirely dependent on the market acceptance of Arsenal. Unless and until Arsenal receives market acceptance, the Company will have no material source of revenue. There can be no assurance that Arsenal will achieve market acceptance, moreover, there can be no assurance that the Company will ever achieve profitability.

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

Competition

         The customer relationship management software market is highly competitive, highly fragmented and characterized by rapid technological change, frequent new product introductions, short product life cycles and evolving industry standards, and is expected, in the future, to be characterized by significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences competition from many sources, including:
(i) companies that directly address the sales automation market, such as Aurum Software, Inc., Siebel Systems, Inc., Saratoga Systems, Inc., Saleskit Software and Brock Control Systems, Inc.; (ii) third-party integrators, such as Andersen Consulting, LLP and KPMG Peat Marwick LLP, that design, develop and implement custom solutions; (iii) the internal information technology departments of organizations that develop proprietary applications; and (iv) companies such as Symantec Corporation, Goldmine Software Corporation, and Modatech Systems Corporation, suppliers of Personal Information Managers ("PMS") off-the-shelf software specific to personal computers designed to aid in such activities as time management, contact management and calendaring. In addition, the Company may experience competition from additional companies, to the extent such companies enter the customer relationship management market, such as "groupware" vendors, "help-desk" vendors, Local Area Network ("LAN") based application development tools vendors, remote LAN-access communication vendors and communications and systems management software vendors. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete in the customer relationship management software market.

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

                  10.13(2) Solution Provider Agreement between the Registrant and American Technology Corporation, dated October
                              4, 1996

                  10.14(2)    Promissory Note issued to Oxbow LLC

                  10.15(2)    Warrant issued to Oxbow LLC

                  10.16(2)    Rights Agreement between the Registrant and Oxbow
                              LLC

                  10.17(5) Form of Unit Purchase Agreement for 1997/98 private placement

                  10.18(5)    Form of Warrant for 1997-98 private placement

                  10.19 Form of Purchase Agreement for 1998 private placement.

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

                  (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1996

                  (4) Incorporated by reference to annex filed with Registrant's Definitive Proxy Statement on Schedule 14A filed April 11, 1997.

                  (5) Incorporated by reference to exhibits filed with Registrant's Statement on Form 10-KSB filed March 31, 1998.

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


                                       BOREALIS TECHNOLOGY CORPORATION
                                       Registrant



                                       BY: /s/ Elizabeth J. Gaspar
                                           -------------------------------------
                                           Elizabeth J. Gaspar
                                           Executive Vice President
                                           Chief Financial Officer


Date:  August 13, 1998

                                 EXHIBIT INDEX


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

                  10.13(2) Solution Provider Agreement between the Registrant and American Technology Corporation, dated October
                              4, 1996

                  10.14(2)    Promissory Note issued to Oxbow LLC

                  10.15(2)    Warrant issued to Oxbow LLC

                  10.16(2)    Rights Agreement between the Registrant and Oxbow
                              LLC

                  10.17(5) Form of Unit Purchase Agreement for 1997/98 private placement

                  10.18(5)    Form of Warrant for 1997-98 private placement

                  10.19 Form of Purchase Agreement for 1998 private placement.

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

                  (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1996

                  (4) Incorporated by reference to annex filed with Registrant's Definitive Proxy Statement on Schedule 14A filed April 11, 1997.

                  (5) Incorporated by reference to exhibits filed with Registrant's Statement on Form 10-KSB filed March 31, 1998.

         (b)      Reports on Form 8-K.
                  None.