Form 10QSB
period 1998-09-30
BOREALIS TECHNOLOGY CORP
filed 1998-11-13
CIK 1014767

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                    FOR THE QUARTER ENDED: SEPTEMBER 30, 1998

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
                 FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission file number: 0-28556

                           ---------------------------

                         BOREALIS TECHNOLOGY CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             88-0238203
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                            Identification Number)

                               9790 Gateway Blvd.
                                Reno, NV  89511
                    (Address of principal executive offices)

                                 (702) 856-7600
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

                      CLASS                                                   OUTSTANDING AT
Common Stock - par value $.001 ("Common Stock")                      September 30, 1998: 8,734,621
Series A-1 Convertible Preferred Stock - par value $.01                September 30, 1998: 2,350
       ("Convertible Preferred Stock")

Transitional Small Business Disclosure Format (check one): Yes    ;  No  X .
                                                               ---      ---

                        BOREALIS TECHNOLOGY CORPORATION


                                      INDEX


                                                                                   Page No.
                                                                                   --------
             PART I.  FINANCIAL INFORMATION

Item 1       Financial Statements:

                  Condensed Balance Sheets
                  September 30, 1998 (unaudited) and December 31, 1997                 3

                  Condensed Statements of Operations (unaudited)
                  three months and nine months ended September 30, 1998
                  and 1997                                                             4

                  Condensed Statements of Cash Flows (unaudited)
                  nine months ended September 30, 1998 and 1997                        5

                  Notes to Condensed Financial Statements (unaudited)                  6

Item 2       Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                       7

             Risk Factors                                                              9

             PART II.  OTHER INFORMATION

Item 6       Exhibits and Reports on Form 8-K                                         12

                                       2

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BOREALIS TECHNOLOGY CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                             September 30,         December 31,
                                                                                1998                  1997
ASSETS                                                                       (Unaudited)
                                                                             -------------        --------------
Current assets:
       Cash and cash equivalents                                             $  1,656,481         $   2,080,095
       Accounts receivable                                                        187,920               353,580
       Certificate of deposit                                                           -               650,000
       Other current assets                                                       499,003               290,667
                                                                             -------------        --------------
                Total current assets                                            2,343,404             3,374,342

Property and equipment, net                                                       706,050               819,417
Note receivable from an employee                                                  277,474               156,988
Other assets                                                                       57,600                52,511
                                                                             -------------        --------------
                Total assets                                                 $  3,384,528         $   4,403,258
                                                                             =============        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                      $    521,438         $      80,887
       Accrued employee compensation                                              413,364               596,450
       Promissory note                                                                  -               900,000
       Other accrued liabilities                                                  222,801               110,350
       Deferred revenue                                                           134,646               113,448
       Current portion of capital lease obligation                                 40,687                67,336
                                                                             -------------        --------------
                Total current liabilities                                       1,332,936             1,868,471

Capital lease obligations                                                          34,986                35,597

Stockholders' equity:
       Preferred stock, $.01 par value:
         Authorized shares - 5,000,000                                                 24                     -
         Issued and outstanding - 2,350
       Common stock, $.001 par value:
         Authorized shares - 30,000,000;
         Issued and outstanding shares:  8,734,621
         at September 30, 1998, and 5,245,428 at December 31, 1997                  8,735                 5,245
       Additional paid-in capital                                              22,919,703            16,739,788
       Note receivable from stockholder                                                 -               (93,124)
       Accumulated deficit                                                    (20,911,856)          (14,152,719)
                                                                             -------------        --------------
                Total stockholders' equity                                      2,016,606             2,499,190
                                                                             -------------        --------------

                Total liabilities and stockholders' equity                   $  3,384,528         $   4,403,258
                                                                             =============        ==============

            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months Ended                         Nine Months Ended
                                                             September 30,                             September 30,
                                                        1998                 1997                   1998                1997
                                                    --------------      --------------         --------------      --------------
Total revenues                                      $    217,206        $    520,927            $   476,437         $   728,281

Cost of revenues                                          12,645               1,061                 49,515              37,329
                                                    --------------      --------------         --------------      --------------

Gross profit                                             204,561             519,866                426,922             690,952

Operating expenses:
      Sales and marketing                              1,543,816             974,667              3,754,792           3,350,743
      Research and development                           749,066             578,510              2,415,539           1,754,822
      General and administrative                         308,317             462,482                995,307           1,455,451
                                                    --------------      --------------         --------------      --------------
           Total operating expenses                    2,601,199           2,015,659              7,165,638           6,561,016

Loss from operations                                  (2,396,638)         (1,495,793)            (6,738,716)         (5,870,064)

Interest income (expense)                                (11,386)              7,256                (20,422)             21,875
                                                    --------------      --------------         --------------      --------------

Net loss                                             $(2,408,024)        $(1,488,537)           $(6,759,138)        $(5,848,189)
                                                    ==============      ==============         ==============      ==============

Basic and diluted net loss
   per common share                                  $     (0.37)        $     (0.34)           $     (0.98)        $     (1.64)
                                                    ==============      ==============         ==============      ==============

Shares used in computing basic and diluted net
  loss per common share                                6,533,638           4,346,577              6,891,957           3,576,211
                                                    ==============      ==============         ==============      ==============

            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                     1998                 1997
                                                                     ----                 ----
OPERATING ACTIVITIES
Net Loss                                                          $(6,759,138)        $(5,848,189)
Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                              309,202             255,914
           Common stock issued for compensation                       123,825              70,006
           Recognized portion employee note receivable                162,847                   -
           Changes in operating assets and liabilities:
                Accounts receivable                                   165,660            (220,308)
                Other current assets                                  (76,328)           (130,440)
                Accounts payable                                      440,551             (88,980)
                Accrued employee compensation and benefits           (183,086)            108,483
                Other accrued Liabilities                             112,451             404,163
                Deferred Revenue                                       21,198               5,302
                                                                  ------------         -----------
Net cash used in operating activities                              (5,682,818)         (5,444,049)


INVESTING ACTIVITIES
Proceeds upon maturity of certificate of deposit                      650,000                   -
Purchases of property and equipment                                  (195,835)           (272,865)
Increase in employee note receivable                                 (425,000)                  -
Loan to stockholder                                                         -             (18,125)
Increase in other assets                                                    -                   -
                                                                  ------------         -----------
Net cash provided by (used in) investing activities                     29,165            (290,990)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock, net                      2,209,998                   -
Proceeds from issuance of common stock, net                         3,942,729           4,595,987
Proceeds from exercise of common stock options                              -               1,672
Proceeds from issuance of promissory note                                   -             250,000
Payment of promissory note                                           (900,000)                  -
Increase in capital lease obligations                                  34,467                   -
Payments under capital lease obligations                              (57,155)           (141,737)
                                                                  ------------         -----------
Net cash provided by financing activities                           5,230,039           4,705,922

Net decrease in cash and cash equivalents                            (423,614)         (1,029,117)

Cash and cash equivalents at beginning of period                    2,080,095           3,921,506
                                                                  ------------         -----------

Cash and cash equivalents at end of period                          1,656,481           2,892,389
                                                                  ============         ===========

            See accompanying notes to condensed financial statements.

                         BOREALIS TECHNOLOGY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the 1996 financial statements and footnotes thereto included in the Company's 10-KSB and the Company's registration statement on Form SB-2 declared effective by the Securities and Exchange Commission on July 21, 1997.

NOTE 2 - FINANCING

     On February 20, 1998, the Company successfully completed a private placement financing. The Company issued 1,001,000 shares of its Common Stock and warrants to purchase an additional 500,500 at an exercise price of $5 per share with proceeds net of offering expenses and underwriter's discounts of approximately $2.2 million.

     In August 1998, the Company completed a private placement financing. The Company issued 2,793,000 shares of its Common Stock, recording proceeds net of offering expenses of approximately $2.7 million.

     In September 1998, the Company successfully completed a third private placement financing. The Company issued 2,350 shares of its Convertible Preferred Stock (the "Shares") and warrants to purchase an additional 117,500 shares of Common Stock at an exercise price of $1.50 per share with proceeds net of offering expenses of approximately $2.2 million. Each Share is convertible at the option of the holder into that number of shares of Common Stock equal to $1,000 divided by the Common Stock Price which equals the lesser of : (i) 80% of the average of the last sales prices for the Company's Common Stock reported by NASD OTC Bulletin Board for the 5 trading days ending one day prior to the day of conversion of the Shares into shares of Common Stock or, (ii) $2.50.

     In connection with the Company's issuance of Convertible Preferred Stock, a non-cash financing charge approximating $365,000 will be recorded in the fourth quarter ended December 31, 1998 in accordance with the Emerging Issues Task Force ("EITF") Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature."

NOTE 3 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

     Loss per share was computed by dividing the net loss by the weighted average number of shares of common stock outstanding. Common stock equivalents from stock options, warrants and convertible preferred stock are excluded from the computation because their effect is anti-dilutive.

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

NOTE 4 - BORROWINGS

     In the nine months ending September 30, 1998 the Company paid off a $650,000 promissory note with proceeds from a certificate of deposit and the Company paid off a $250,000 bank credit line plus accrued interest.

NOTE 5 - USE OF ESTIMATES

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which require the Company's management to make estimates and assumptions that affect the amounts reported therein. Actual results could vary from such estimates.

NOTE 6 - ADOPTION ON NEW PRONOUNCEMENTS

     As of January 1, 1998, the Company implemented the AICPA's Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). Adoption of SOP 97-2 had no impact on the Company's revenue recognition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis contains forward-looking statements regarding future events and the future financial performance of Borealis Technology Corporation (the "Company") that involve risks and uncertainties. These statements include, but are not limited to, statements related to the market acceptance of Arsenal and the adequacy of the Company's cash reserves. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth herein under "Risk Factors" and elsewhere in this Statement.

     The Company has experienced significant operating losses for each of the fiscal years beginning with fiscal 1994 and for the nine month period ended September 30, 1998 and expects such losses to continue for the forseeable future. The Company's sole product, Arsenal, is designed for the customer relationship management market. To date, the Company has shipped its Arsenal product to 6 customers. The Company derives substantially all of its revenues from the sale of Arsenal licenses and maintenance contracts for Arsenal. There can be no assurance that Arsenal will ever achieve significant market acceptance or that the Company will ever achieve profitability.

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

REVENUES:

     Revenues have historically consisted of revenue from the licensing and sale of products, revenue from service and maintenance agreements and revenue from consulting and training services. Revenues decreased from $520,927 for the three months ended September 30, 1997 to $217,206 for the comparable period ended September 30, 1998. Revenues decreased from $728,281 for the nine months ended September 30, 1997 to $476,437 for the nine months ended September 30, 1998. Both of these decreases reflect a slowdown in sales due in part to potential customers' perceptions of the Company's financial position. The Company's ability to generate revenues will be dependent upon, among other things, market acceptance of Arsenal and the Company's ability to attract, retain and assimilate additional sales personnel and the Company's ability to secure additional financing.

COST OF REVENUES:

     Cost of revenues represent primarily amounts incurred pursuant to royalty obligations and maintenance agreements on certain technology and the wages of technical services personnel. The cost of revenues increased from $1,061 for the three months ended September 30, 1997 to $12,645 for the comparable period ended September 30, 1998. The cost of revenues increased from $37,329 for the nine months ended September 30, 1997 to $49,515 for the comparable period ended September 30, 1998. The Company anticipates that the absolute dollar spending for cost of revenues will increase in the foreseeable future as the Company expands its technical services organization to support customer needs. However, given the limited sales of Arsenal, the Company believes that the ratio of cost of revenues to revenues is not meaningful in the periods presented or indicative of future ratios.

OPERATING EXPENSES:

     Total operating expenses are comprised of sales and marketing, research and development, and general and administrative expenses. Sales and marketing expenses increased from $974,667 for the three months ended September 30, 1997 to $1,543,816 for the comparable period ended September 30, 1998. Sales and marketing expenses increased from $3,350,743 for the nine months ended September 30, 1997 to $3,754,792 for the comparable period ended September 30, 1998. These increases in sales and marketing expenses are primarily the result of increased staffing of sales personnel and increased spending on trade shows, advertising and promotional events. Research and development expenses increased from $578,510 for the three months ended September 30, 1997 to $749,066 for the comparable period ended September 30, 1998. Research and development expenses increased from $1,754,822 for the nine months ended September 30, 1997 to $2,415,539 for the comparable period ended September 30, 1998. These increases in research and development expenses are due to an increase in staffing and expenditures related to the development of enhancements to Arsenal. General and administrative expenses decreased from $462,482 for the three months ended September 30, 1997 to $308,317 for the comparable period ended September 30, 1998. General and administrative expenses decreased from $1,455,451 for the nine months ended September 30, 1997 to $995,307 for the comparable period ended September 30, 1998. These decreases in general and administrative spending are primarily due to decreases in staffing.

     Based on the Company's research and development process, costs incurred between the establishment of technical feasibility and general release have not been material and therefore have not been capitalized in accordance with Statement of Financial Accounting Standards No. 86. All research and development costs are expensed as incurred.

NET LOSS:

     As a result of the factors discussed above, the net loss increased from $1,488,537 for the three months ended September 30, 1997 to $2,408,024 for the comparable period ended September 30, 1998 and increased from $5,848,189 for the nine months ended September 30, 1997 to $6,759,138 for the comparable period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES


     On February 20, 1998, the Company successfully completed a private placement financing. The Company issued 1,001,000 shares of its Common Stock and warrants to purchase an additional 500,500 at an exercise price of $5 per share with proceeds net of offering expenses and underwriter's discounts of approximately $2.2 million.

     In August 1998, the Company completed a private placement of 2,793,000 shares of its Common Stock, recording proceeds net of offering expenses of approximately $2.7 million.

     In September 1998, the Company completed a third private placement of shares of Convertible Preferred Stock (the "Shares") at a per share price of $1,000. The Company issued 2,350 Shares and warrants to purchase an additional 117,500 shares of Common Stock at an exercise price of $1.50 per share with proceeds net of offering expenses of approximately $2.2 million. Each Share is convertible at the option of the holder into that number of shares of Common Stock equal to $1,000 divided by the Common Stock Price which equals the lesser of : (i) 80% of the average of the last sales prices for the Company's Common Stock reported by NASD OTC Bulletin Board for the 5 trading days ending one day prior to the day of conversion of the Shares into shares of Common Stock or;
(ii) $2.50.

     In connection with the Company's issuance of Convertible Preferred Stock, a non-cash financing charge approximating $365,000 will be recorded in the fourth quarter ended December 31, 1998 in accordance with the Emerging Issues Task Force ("EITF") Topic No. D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Nondetachable Conversion Feature."

     The Company's cash and short-term investments totaled $1,656,481 at September 30, 1998, representing 49% of total assets. The Company used $5.7 million of cash to fund operations for the nine months ended September 30, 1998. Net cash used in operating activities was primarily for the development, sales and marketing costs associated with Arsenal. The Company's principal investing activities consisted of advances to an employee and expenditures for computers and computer related equipment. During the nine months ending September 30, 1998, the Company paid off a $250,000 outstanding bank credit line as well as a $650,000 promissory note with proceeds from a certificate of deposit. During the nine month period the Company received $7.1M in net proceeds from three private placements.

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

     For the quarter ended March 31, 1998, the Company was not able to maintain the standards for continued quotation on the Nasdaq SmallCap Market. The Company was granted a temporary exception from the NASDAQ Marketplace net tangible assets/market capitalization/net income requirements subject to the Company meeting certain conditions which expired on October 14, 1998. Because the Company was not able to meet the specified conditions it was removed from trading on the Nasdaq SmallCap Market in October.

As a result of the de-listing, trading in the Company's Common Stock is now being conducted in the over-the-counter market on an electronic bulletin board established for securities that do no meet the Nasdaq SmallCap Market Listing requirements, or in what are commonly referred to as the "pink sheets".

RISK FACTORS

Going Concern Assumption; Future Capital Needs Uncertain; No Assurance of Future Financing

     The Company's independent auditors' report on the Company's financial statements at December 31, 1997 and for the years ended December 31, 1996 and 1997 contains an explanatory paragraph indicating that the Company had recurring operating losses that raise substantial doubt about its ability to continue as a going concern. In addition, the Company had an accumulated deficit of $20,911,856 at September 30, 1998. The Company currently requires and in the future may require substantial additional funds and there can be no assurance that any independent auditor's report on the Company's future financial statements will not include a similar explanatory paragraph if the Company is unable to raise sufficient funds or generate sufficient cash from operations to cover the cost of its operations. The existence of the explanatory paragraph may materially adversely affect the Company's relationship with prospective customers, third party integrators and suppliers, and therefore could have a material adverse effect on the Company's business financial condition and results of operations.

     In the absence of receiving additional funding, the Company anticipates that its existing capital resources and cash generated from only operations, if any, will be sufficient to meet the Company's cash requirements only for the next few weeks at its anticipated level of operations. There can be no assurance that any additional financing will be available on acceptable terms, or at all, as required by the Company. Moreover, if additional financing is not available, the Company will be required to reduce or suspend its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or otherwise disadvantageous to investors. The Company has experienced in the past, and may continue to experience, operational difficulties and delays in its product development due to working capital constraints. Any such difficulties or delays have a material adverse effect on the Company's business, financial condition and results of operations.

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

Illiquidity of Trading Market; Penny Stock

     Shares of the Company's common stock are quoted on the NASD OTC Bulletin Board system. This over-the-counter market on an electronic bulletin board generally supports quotations for securities of companies that do not meet the Nasdaq SmallCap Market listing requirements. As a result, investors may find it more difficult to dispose of, or to obtain accurate price quotations of, the Company's common stock than they would if the Company's common stock were quoted on the Nasdaq SmallCap Market. In addition, quotation on the NASD OTC Bulletin Board depends on the willingness of broker-dealers to make a market in the Company's common stock. There is no assurance that the Company's common stock will continue to be so quoted or that there will continue to be a market for buying and selling of the Company's common stock. Furthermore, if the Company's net tangible assets fall below $2 million for the next audited financial statements, or the Company otherwise fails to meet certain criteria of the Commission, the common stock will become subject to so-called "penny stock" rules that impose additional sales practice and market making requirements on broker-dealers who sell and/or make a market in such securities. Such rules may discourage the ability or willingness of broker-dealers to sell and/or make a market in the common stock.

Risk of Dilution by Holders of Preferred Stock

     In September 1998, the Company issued and sold 2,350 shares of Series A-1 Preferred stock in a private placement financing. Each of these shares of preferred stock is convertible into such number of shares of common stock as is determined by dividing $1000.00 by the "Conversion Price" at the time of conversion. The Conversion Price is equal to 80% of the lesser of (i) the average of the closing prices for the Company's common stock on the previous five trading days prior to conversion and (ii) $2.50. For example, if the average of the closing prices of the Company's common stock for the previous five days was $1.00, then one share of preferred stock would convert into 1,250 shares of common stock ($1000 divided by ($1.00 times .80)). Because of this "anti-dilution" conversion feature, the holders of preferred stock may have the ability to substantially dilute the ownership of the holders of common stock, particularly if the market price of the common stock decreases significantly due to sales of common stock, including sales of common stock that was obtained upon conversion of preferred stock.

Recent Hires of Key Executives; Need to Fill Key Executive Position; Dependence on Limited Number of Key Personnel

     The Company's Chairman of the Board recently assumed the position as Chief Executive Officer following the resignation of its President and Chief Executive Officer in March 1998. The Company's future success substantially depends on the efforts of certain of its officers and key technical and other employees, many of whom have only recently joined the Company. In particular the Company's Vice President of Engineering recently joined the Company in February 1998. Additionally, the Company is currently seeking to hire a Vice President of Marketing. The Company's future success will require it to recruit additional key personnel, including additional sales and marketing personnel. The Company has not entered into employment agreements nor does it have key man life insurance. The Company believes that its future success depends on its ability to attract, retain and motivate highly skilled employees, who are in great demand. There can be no assurance that the Company will be successful in doing so.

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

Recent Losses; Quarterly Fluctuations in Performance

     The Company has experienced significant operating losses in each of the fiscal years beginning with fiscal 1994 and for the nine months ending September 30, 1998 and expects to incur significant operating losses for the foreseeable future. In mid 1995, the Company ceased sales and marketing of its entire product line and shifted its focus to the development of Arsenal and the establishment of a third-party integrator channel. As a result, the Company derives substantially all of its revenues from the sales of licenses and maintenance contracts for Arsenal. Consequently, the Company is entirely dependent on the market acceptance of Arsenal. Unless and until Arsenal receives market acceptance, the Company will have no material source of revenue. There can be no assurance that Arsenal will achieve market acceptance, moreover, there can be no assurance that the Company will ever achieve profitability.

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

Competition

     The customer relationship management software market is highly competitive, highly fragmented and characterized by rapid technological change, frequent new product introductions, short product life cycles and evolving industry standards, and is expected, in the future, to be characterized by significant price erosion over the life of a product. Within specific ranges of functionality, the Company experiences competition from many sources, including:
(i) companies that directly address the sales automation market, (ii) third-party integrators, that design, develop and implement custom solutions;
(iii) the internal information technology departments of organizations that develop proprietary applications; and (iv) suppliers of Personal Information Managers off-the-shelf software specific to personal computers designed to aid in such activities as time management, contact management and calendaring. In addition, the Company may experience competition from additional companies, to the extent such companies enter the customer resource management market, such as "groupware" vendors, "help-desk" vendors, Local Area Network ("LAN") based application development tools vendors, remote LAN-access communication vendors and communications and systems management software vendors. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete in the sales automation software market.

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

YEAR 2000 COMPLIANCE

     Many computer systems were not designed to handle any dates beyond the year 1999, and therefore computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. Borealis has completed a Year 2000 compliance review for all Arsenal products released through September 30, 1998. The Company does not anticipate that addressing the year 2000 problem for Arsenal products will have a material impact on operations or financial results. To date, costs incurred in remediating identified Year 2000 issues have not been material.

     Despite design review and ongoing testing, Arsenal products may contain undetected errors or defects associated with Year 2000 date handling. Known or unknown errors or defects in Arsenal products could result in: (i) delay or loss of revenue; (ii) diversion of development resources; (iii) damage to reputation; and (iv) increased service and warranty costs.

     Year 2000 issues may also affect the computer systems used internally by the Company to manage and operate its business. Borealis has completed a Year 2000 compliance review of its internal systems and is not aware of any material costs or operational issues associated with Year 2000 issues affecting internal systems. To date the Company has not incurred and does not believe that it will incur significant operating expenses or be required to invest heavily in computer systems improvements to be Year 2000 compliant. However, the Company may experience significant unanticipated problems and costs caused by undetected errors or defects in internal systems. The worst-case scenario if such problems occur would be the inability to ship products and record revenue.

     The Company does not currently have any information concerning the Year 2000 compliance status of its customers or prospective customers. If current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures (especially technology expenditures that were reserved for software and services) to address Year 2000 compliance issues, the Company's business, results of operations or financial condition would be materially adversely affected.

     The Company has funded its Year 2000 activities from available cash and has not separately accounted for these costs in the past. To date, these costs have not been material. The Company may incur additional costs for administrative, customer support, internal IT and product engineering activities to address ongoing internal and product-related Year 2000 issues. In addition, the Company may experience problems and costs with Year 2000 compliance that could materially adversely affect its business, results of operations, and financial condition. The Company has not yet fully developed a contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of critical operations. The cost of developing and implementing such a plan may itself be material. Finally, the Company is also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit
          Number           Description
         -------           -----------
         2.1(1)            Agreement and Plan of Merger between
                           Borealis Corporation, a Nevada corporation,
                           and Borealis Technology Corporation, a
                           Delaware corporation, dated June 7, 1996.
         3.1 (1)           Registrant's Certificate of Incorporation, as currently in effect.
         3.2               Certificate of Designations of Series A Convertible Preferred Stock.
         3.3               Certificate of Designations of Series A-1 Convertible Preferred Stock.
         3.4 (1)           Registrant's Bylaws, as currently in effect.
         4.1(1)            Specimen Certificate of Registrant's Common Stock
         4.2(1)            Form of WSGR Warrant
         4.3(1)            Form of Warrant issued to H.J. Meyers & Co., Inc. in connection with the Registrant's initial public offering
         4.4(1)            Registrant's Contingent Rights Plan
         4.5(2)            Form of Warrant issued to H.J. Merers & Co., Inc. in connection with the Registrant's  July
                           1997 public offering
         10.1 (1)          Real Property Lease between Registrant and Incline Investors Group, dated June 15, 1995.
         10.2 (1)          Real Property Sublease between Registrant and U.S. Bank of Nevada, dated November 7, 1995.
         10.3 (1)          1994 Stock Plan.
         10.4 (1)          1996 Stock Plan.
         10.5 (1)          1996 Director Option Plan.
         10.6 (1)          Form of Indemnification Agreement.
         10.7 (1)          Asset License and Purchase Agreement between the Registrant and
                           Sales Technologies, Inc., dated April 15, 1994.
         10.8 (1)          Lease between the Registrant and DBB Holdings, Inc., dated June 11, 1996.
         10.9 (3)          Promissory Note between the Registrant and US Bank dated July 11, 1996.
         10.10(4)          1997 Employee Stock Purchase Plan
         10.11(1)          Form of Warrant for 2000 shares granted to Peter Pitsker on June 11, 1996
         10.12(1)          Form of Warrant for 7,000 shares granted to Jerry Brooks on June 11, 1996
         10.13(2)          Solution  Provider  Agreement between the Registrant and American  Technology  Corporation,
                           dated October 4, 1996
         10.14(2)          Promissory Note issued to Oxbow LLC
         10.15(2)          Warrant issued to Oxbow LLC
         10.16(2)          Rights Agreement between the Registrant and Oxbow LLC
         10.17(5)          Form of Unit Purchase Agreement for 1997-98 private placement
         10.18(5)          Form of Warrant for 1997-98 private placement
         10.19(6)          Form of Purchase Agreement for June 1998 private placement
         10.20             Form of Purchase Agreement for September 1998 private placement
         10.21             Form of Warrants issued to investors for September 1998 private placement
         10.22             Real Sublease Agreement between Registrant and Bingo Technology Corporation
         10.23             Real Sublease Agreement between Registrant and Connecticut Surety Group

         27.1              Financial Data Schedule

                  ------------------------
        (1) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form SB-2 which became effective on June 20, 1996.
        (2) Incorporated by reference to exhibits with Registrant's Registration Statement on Form SB-2 which became effective on July 21, 1997.
        (3) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1996
        (4) Incorporated by reference to annex filed with Registrant's Definitive Proxy Statement on Schedule 14A filed April 11, 1997.
        (5) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed May 15, 1998
        (6) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form 10-QSB filed August 13, 1998


     (b) Reports on Form 8-K.

         Borealis filed a Current Report on Form 8-K on September 29, 1998, relating to a private placement.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BOREALIS TECHNOLOGY CORPORATION
                                       Registrant



                                       BY: /s/ Elizabeth J. Gasper
                                           -------------------------------------
                                           Elizabeth J. Gasper
                                           Executive Vice President
                                           Chief Financial Officer


Date:  November__, 1998

                                 EXHIBIT INDEX


Exhibit        Document Description
-------        --------------------
 3.2           Certificate of Designations of Series A Convertible Preferred
               Stock
 3.3           Certificate of Designations of Series A1 Convertible Preferred
               Stock
10.20          Form of Purchase Agreement for September 1998 private placement
10.21          Form of Warrants issued to investors for September 1998 private placement
10.22          Real sublease agreement between Registrant and Bingo Technology
               Corporation
10.23          Real sublease agreement between Registrant and Connecticut
               Surety Group
27.1           Financial Data Schedule